Form 10KSB
period 2004-12-31
AEC1 INC
filed 2005-08-24
CIK 1274893

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED                       COMMISSION FILE NO.
            DECEMBER 31, 2004                               000-51113

                    Nevada                                  AEC I, Inc.                               36-4452773
(State or Other Jurisdiction of Incorporation                                            (I.R.S. Employer Identification No.)
               or Organization)                      (Name of Registrant in Our
                                                              Charter)                               Blaine Froats
                 AEC I, Inc.                                                                          AEC I, Inc.
        105 - 3325 North Service Road                           2813                         105 - 3325 North Service Road
             Burlington, Ontario,                   (Primary Standard Industrial                 Burlington, Ontario,
                Canada 67N3G2                               Code Number)                             Canada 67N3G2
                (905) 332-3110                                                                      (905) 332-3110
  (Address and telephone number of Principal                                              (Name, address and telephone number
   Executive Offices and Principal Place of                                                      of agent for service)
                  Business)

         Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                    ----------------------------------------
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                   YES |X|                     NO |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for its most recent fiscal year. $0

There is no current trading market for the common shares of AEC I, Inc..

As of July 15, 2005 Alternate Energy had 74,814,941 shares of common stock outstanding.

                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 29, 2002

                                TABLE OF CONTENTS

PART I.........................................................................1
      ITEM 1.  DESCRIPTION OF BUSINESS.........................................2
      ITEM 2. DESCRIPTION OF PROPERTY..........................................6
      ITEM 3. LEGAL PROCEEDINGS................................................6
      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............6
PART II........................................................................7
      ITEM 5. MARKET FOR AEC SOLUTIONS, INC.'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS............................................7
      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS....................................9
      ITEM 7. FINANCIAL STATEMENTS............................................12
      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE...................................12
      ITEM 8A.  CONTROLS AND PROCEDURES.......................................13
PART III......................................................................14
      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT1...........14
      ITEM 10. EXECUTIVE COMPENSATION.........................................15
      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT............................................................17
      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................18
PART IV.......................................................................18
      ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.........18
      ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................19
FINANCIAL STATEMENTS.........................................................F-1

                                     PART I

                                INTRODUCTORY NOTE

Forward-Looking Statements

      Information included or incorporated by reference in this Annual Report may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

      This Form 10-KSB Annual Report contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis or Plan of Operations" and "Description of Business," as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.

Item 1. Description Of Business

      We are an  alternate  energy  holding  company that  provides  specialized
solutions  through  our  operating  subsidiaries,   referred  to  as  our  group
companies. We seek to grow both organically and by acquisition.

      We incorporated as Environmental Motor Corp., a Delaware corporation, on March 22, 2000. On July 3, 2001 we changed our name to Alternate Energy Corporation. On September 27, 2002 we merged with Alternate Energy Corporation, a Nevada corporation, for the purposes of changing our domicile to Nevada. In February 2003, we entered into an agreement with COI Solutions, Inc., a public company, to sell substantially all our assets in exchange for 104,870,715 shares of COI's common stock. The sale of our assets included the sale of the name "Alternate Energy Corporation," so on March 4, 2003 we changed our name to AEC I, Inc.

      Our activities range from complete operational control over the business to involvement in the management of our group companies in which we maintain controlling or significant holdings. We participate in the management of our group companies by means of active membership on their boards of directors and board committees. As a result, we are involved in matters of policy, strategic planning, marketing, selecting and manning senior management positions, approving investments and budgets, financing and the overall ongoing monitoring of our group companies' performance. In addition to our representation on the boards of directors of our group companies, we provide hands-on assistance to the group companies' management in support of their growth. We view our hands-on involvement in the operations of our group companies as a key element of our business. Our group companies therefore benefit from the experience of our management team in various areas in which they need support and leadership, including, but not limited to, budgetary control, legal support, market analysis, risk management, identifying joint venture opportunities, introductions to potential customers and investors, business plan preparation, strategic planning and research and development guidance.

      We expect to continue to build and realize value for our shareholders through the sale of a portion of our holdings in, or the issuance of shares by any of our group companies to third parties, while simultaneously pursuing the acquisition of, or investment in, new and existing companies and building our group companies. We believe that this strategy provides the ability to increase shareholder value as well as capital to support the growth of our group companies.

      We expect to make additional acquisitions in companies that design and develop fuel cells, engines that run on alternative fuels, production of alternate fuels and the production of materials used in alternate fuel applications.

      Since our formation we have made one acquisition, namely Alternate Energy Corp. (ARGY). The business overview discussed below is presented in accordance with our only subsidiary and corporate operations.

ALTERNATE ENERGY CORP

We currently own 80% of Alternate Energy Corp. (ARGY) we treat it as a consolidated subsidiary (please see our financial statements, below). Since ARGY is an important part of our business we are providing the following summary of ARGY's business.

As a result of our sale of assets to COI Solutions (now Alternate Energy Corp.), we own approximately 80% of that company. Alternate Energy is a reporting issuer under the Securities Exchange Act of 1934 and as such files reports with the Securities and Exchange Commission. Alternate Energy Corp. common shares trade on the OTC Bulletin Board under the symbol ARGY.

Prior to the sale of all our assets we were developing a motor that could run on hydrogen and a lower cost method for creating hydrogen for the use in the engine and for fuel cells.

ARGY's main technology is focused on production of on-demand hydrogen. The hydrogen production system leverages a proprietary chemical process that yields fuel-cell-quality hydrogen from fresh or salt water, with no known harmful by-products. Since Alternate Energy Corp's hydrogen-maker requires little space, we believe it can be designed to directly supply almost any application on an as-needed basis, eliminating the need to store hydrogen in a compressed state.

ARGY believes its hydrogen technology will have application in the areas of stationary and portable fuel cell applications, back-up power applications, electric-powered and gas combusting vehicles, and residential and commercial/industrial applications for users wishing to gain independence from the existing electricity grid.

      Unlike most of its competitors, ARGY's process does not generate its hydrogen from fossil fuels. It also does not require any electric power. Nor does it require a large scale manufacturing process. The Company believes that its technology will have both substantial environmental and cost-competitive advantages in the marketplace

TECHNOLOGY

      The ARGY Hydrogen Production Technology improves the production of hydrogen, and resultant gaseous formation, without the need for external energy input at time of production. The components are comprised of a unique metal alloys immersed in an aqueous media. These alloys can produce effective, highly purified hydrogen utilizing a low cost mix of materials.

      Suitable water sources for the aqueous media includes, but are not limited to, distilled water, natural sea water, artificial sea waters formulated with the addition of mineral salts to distilled or other water, brine, mineral waters, or any manner of natural fresh waters.

      Upon immersion of fabricated alloys into the aqueous media, immediate production of aqueous ions and gaseous components, including but not limited to, hydrogen and oxygen, result. No source of external energy is introduced or required for such production. The process does not involve electrolysis, or the use of external source of electrical power of any manner. Removal apparatus for the oxygen are not required for the purity levels required in use by alkaline fuel cells and internal combustion engines.

      Gaseous output has been successfully utilized as the sole fuel source to power an internal combustion engine for indefinite periods of time, with only the ongoing addition of water, and as the power source for a motorized fuel cell vehicle. The output from the AEC process was certified by Maxxam Analytics, and analytical laboratory company in Canada, to be 99.9% pure hydrogen on October 7, 2003.

COMPETITION

The alternate fuel and alternate energy sector is very competitive. Generally there are two main processes in which hydrogen is currently produced in large quantities for either fuel cell use or industrial applications: by extraction of hydrogen from hydrocarbons and by the electrolysis of water. Fossil fuels can be reformed to produce pure hydrogen and within this process natural gas is the most common fuel of choice. This process also produces carbon dioxide emissions and requires excessive power to operate the reformer. Hydrogen can be separated from oxygen in water using electrolysis. This process requires high voltage electricity and is un-economical.

Electrolytically produced hydrogen costs around $30/mBtu, natural gas reformed hydrogen about $3/mBtu, and gasoline reformed hydrogen about $9/mBtu.

We believe that the U.S. hydrogen industry currently produces 9 million tons of hydrogen per year (enough to power 20-30 million cars or 5-8 million homes) for use in chemicals production, petroleum refining, metals treating and electrical applications. Steam methane reforming accounts for 95% of the hydrogen produced in the U. S. Other methods of hydrogen production are gasification of fossil fuels (e.g. coal), splitting water using electricity (electrolysis), heat or light, and thermal or biological conversion of biomass.

We believe that researchers and companies understand the importance of this fuel. There are fuel cell and vehicle producers, like Ballard and Ford, teaming up with fuel producing companies like Exxon working cooperatively, trying to make a viable, economically competitive hydrogen fuel.

The two major categories of hydrogen productions systems are fuel cell manufacturing companies, which invariably integrate a fuel production process, and manufacturers and distributors industrial gases, including hydrogen.

Examples of industrial gas providers include Air Liquide (www.airliquide.com), a global provider of industrial and medical gases. Their core business is to supply oxygen, nitrogen, hydrogen and other gases and services to most industries (for example: steel, oil refining, chemicals, glass, electronics, healthcare, food processing, metallurgy, paper and aerospace). Air Products' hydrogen strategy has focused on the supply of hydrogen for demonstration and pilot projects to such organizations as Honda and Toyota. Air Products built and operates an on-site hydrogen production facility, a fuel cell power plant and a fueling station capable of dispensing hydrogen and hydrogen blended fuels to a fleet of light duty vehicles in Las Vegas, Nevada. Praxair is the largest industrial gases supplier in North and South America, is rapidly growing in Asia, and has strong, well-established businesses in Southern Europe. Their primary products are oxygen, nitrogen, argon, helium, hydrogen, electronics gases and a wide range of specialty gases. Praxair was selected as the exclusive hydrogen supplier for Coleman Powermate's new AIRGEN(TM) fuel cell generator. The generator can be used by industrial customers as a back-up power source to keep mission-critical computer and phone systems operating during power outages.

LICENSES

ARGY owns all its technology without any royalty obligations and relies on no licensing agreements for its operations. We anticipate that we may enter into cross licensing agreements with major distribution partners in the future as part of the distribution of its products.

PATENT

A provisional patent has been filed for our core technology and we have substantially documented the invention date. We have conducted a comprehensive prior art search and are currently preparing the main patent application. We intend to obtain patent protection in the countries that represent approximately 80% of global gross domestic product.

We additionally own patented technologies that enable electric utility companies and large multi-national industrial companies to significantly increase their power output. This is accomplished without increasing the amount of fossil fuel that is used, which provides two additional benefits: less dependency on imported fossil fuels and lower fossil fuel pollution levels. ARGY's patented technologies provide this increased power through reclaiming heat energy that is typically lost to the environment when producing electric power and also through reducing the cost and complexity of the equipment required in typical utility operations. The Canadian patent number is LA2190675 and the US patent numbers are 5,603,218 and 5,910,100. ARGY has no current plans for the development of this technology.

GOVERNMENT REGULATION

It is common for the government to set the standards of alternative energy processes. Hydrogen has not come under those standards as yet. The only regulations that currently apply are for the storage of Hydrogen gas, which our process does not require. However, we believe that the flow, pressure build up, and the fittings used in our applications, whether they are direct ignition or fuel cell application, will eventually come under regulation.

TRADEMARKS

The Company currently owns no trademarks with respect to its products.

EMPLOYEES

We currently have 8 full time employees. In conjunction with the production of prototype units we anticipate that we will have a total of 12 full time employees at the end of 12 months. Our president, Sean Froats, is also an officer of ARGY.

                                  RISK FACTORS

      We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

                          Risks Related To Our Business

AEC Has Lost Money And Losses May Continue In The Future

      We have not been profitable and have lost money on both a cash and non-cash basis. For the year ended December 31, 2004 and December 31, 2003, our net loss was $4,236,313 and $3,411,037, respectively. Our accumulated deficit was $7,693,502 at December 31, 2004. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

AEC May Need To Raise Additional Capital Or Debt Funding To Sustain Operations

      Unless AEC can become profitable with the existing sources of funds we have available, we will require additional capital to sustain operations and we may need access to additional capital or additional debt financing to develop our products. In addition, to the extent that we have a working capital deficit and cannot offset the deficit from profitable sales we may have to raise capital to repay the deficit and provide more working capital attain revenues. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to reduce the pace of business operations. Any of these events could be materially harmful to our business and may result in a lower stock price.

Our Common Stock Does Not Trade on Any Exchange or Inter-Dealer Quotation System

      There has been a limited public market for our common stock and there can be no assurance that a public trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

We Could Fail To Attract Or Retain Key Personnel

         Our success largely depends on the efforts and abilities of key executives, including Blaine Froats, our Chairman of the Board and Chief Executive Officer. The Company does not have an employment agreement with Mr. Froats and does not maintain key man life insurance on Mr. Froats. The loss of the services of Mr. Froats could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

We May Not Be Able To Effectively Protect Our Intellectual Property Rights, The Foundation Of Our Business, Which Could Harm Our Business By Making It Easier For Our Competitors To Duplicate Our Services

      We regard certain aspects of our products, processes, services and technology as proprietary. We have taken steps to protect them with patent applications, restrictions on disclosure and other methods. Despite these precautions, we cannot be certain that third parties will not infringe or misappropriate our proprietary rights or that third parties will not independently develop similar products, services and technology. Any infringement, misappropriation or independent development could severely detriment our operations.

      We may have to resort to litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or defend ourselves from claims of infringement, invalidity or unenforceability. Litigation may be expensive and divert resources even if we win. This could adversely affect our business, financial condition and operating results such that it could cause us to reduce our operations.

Other Parties May Assert That Our Technology Infringes On Their Intellectual Property Rights, Which Could Divert Management Time And Resources And Possibly Force AEC To Redesign Our Technology

      Technology-based industries, such as ours, are characterized by an increasing number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright and other intellectual property rights to technologies that are important to us. While there currently are no outstanding infringement claims pending by or against us, we cannot assure you that third parties will not assert infringement claims against us in the future, that assertions by such parties will not result in costly litigation, or that they will not prevail in any such litigation. In addition, we cannot assure you that we will be able to license any valid and infringed patents from third parties on commercially reasonable terms or, alternatively, be able to redesign products on a cost-effective basis to avoid infringement. Any infringement claim or other litigation against or by us could have a material adverse effect on us and could cause us to reduce our operations.

Our Products Use Inherently Dangerous, Flammable Fuels, Which Could Subject Us To Product Liability Claims

      Our business exposes us to potential product liability claims that are inherent in hydrogen and products that use hydrogen. Hydrogen is a flammable gas and therefore a potentially dangerous product. Our products produce hydrogen from water utilizing a new metallurgy and chemical process and to the extent that hydrogen is in our product or the surrounding power systems, it is flammable. Any accidents involving our products or other hydrogen-based products could materially impede widespread market acceptance and demand for our hydrogen generator or other products. We have not negotiated a products liability policy at this time and also cannot predict whether we would be able to maintain insurance coverage on acceptable terms. In addition, we may be held responsible for damages beyond the scope of insurance coverage.

ITEM 2. DESCRIPTION OF PROPERTY

      We currently share office space with our subsidiary Alternate Energy Corp. Alternate Energy's administrative offices are located at 3325 North Service Road, unit 105, Burlington, Ontario, Canada L7N 3G2 Phone: (905) 332-3110 Fax:
(905) 332-2068 www.cleanwatts.com. It occupies 3,000 square feet at a rental rate of $1,992,88 CAD per month ($1,517.11 USD per month). Our lease is renewed on a bi-annual basis with the current period ending October 30, 2005.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not currently involved in any legal proceedings not in the usual course of business or that would have a material effect on the Company.

Our Subsidiary Alternate Energy (ARGY)

On October 22, 2004 we sued Russell Rothman in the Ontario Superior Court of Justice (Case No. 04-CV-277760CM2). We are seeking the rescission of agreements between us and Rothman, return of shares paid to him, and return of money paid. We had entered into an agreement with Rothman for the purchase of certain technology related to the production of hydrogen gas. Rothman represented to us that he had all right title and interest in the technology and had the ability to sell the technology. We alleged in our lawsuit that Rothman had in fact sold the technology to other companies, and on more than one occasion, prior to entering into the agreement with us. We additionally allege that the technology he purported to sell did not work. We do not rely on the Rothman technology for the production of hydrogen. We have developed our own proprietary processes for producing hydrogen.

Rothman has counterclaimed against us for breach of contract in the amount of $2 billion and is asking for punitive damages in the amount of $10 million. We believe that the counterclaim is completely without merit. Mr. Rothman's attorney has withdrawn from the case and the Court has ordered Mr. Rothman to obtain new counsel by July 28, 2005.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to the Shareholders during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR AEC'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock does not trade on any exchange or inter-dealer quotation system such as the OTC Bulletin Board or NQB Pink Sheets.

      At December 31, 2004, there were 74,814,941 common shares of the Company issued and outstanding.

      As of December 31, 2004, there were approximately 1200 holders of record, including common shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known by the Company.

Dividends

      We have not declared or paid cash dividends on its common stock since its inception and does not anticipate paying such dividends in the foreseeable future. The payment of dividends may be made at the discretion of the Board of Directors and will depend upon, among other factors, on our operations, its capital requirements, and its overall financial condition.

Changes In Securities

      With respect to the sale of unregistered securities, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding AEC so as to make an informed investment decision. More specifically, AEC had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in AEC's securities.

                            DESCRIPTION OF SECURITIES

General

      Our authorized capital consists of 150 million shares of common stock, par value $0.001 per share and 0 shares of preferred stock. At July 15, 2005, there were 74,814,941 outstanding shares of common stock and no outstanding shares of preferred stock. Set forth below is a summary description of certain provisions relating to our capital stock contained in its Articles of Incorporation and By-Laws and under Nevada Statutes. The summary is qualified in its entirety by reference to our Articles of Incorporation and By-Laws and Nevada law.

Common Stock

      Each  outstanding  share  of  common  stock  has one  vote on all  matters requiring a vote of the stockholders. There is no right to cumulative voting; thus, the holder of fifty percent or more of the shares outstanding can, if they choose to do so, elect all of the directors. In the event of a voluntary of involuntary liquidation, all stockholders are entitled to a pro rata distribution after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common stock. The holders of the common stock have no preemptive rights with respect to future offerings of shares of common stock. Holders of common stock are entitled to dividends if, as and when declared by the Board out of the funds legally available therefore. It is our present intention to retain earnings, if any, for use in its business. The payment of dividends on the common stock is, therefore, unlikely in the foreseeable future.

Preferred Stock

      None.

Warrants

      There are no warrants  outstanding  that relate to the common stock of AEC
I. However, as further explained below, there are warrants outstanding relating to the shares of our subsidiary Alternate Energy Corp. (ARGY)

      In January 2004 as part of a financing transaction, ARGY issued warrants to purchase a total of 2,750,000 shares of common stock at an exercise price of $0.85 per share. The warrants have a three year term. In December 2003 as part of a financing transaction, ARGY issued warrants to purchase a total of 471,112 shares of common stock and an exercise price of $1.20 per share. The warrants have a three year term.

      ARGY have issued warrants to consultants of the Company. HPC Capital Management was issued warrants to purchase 165,000 shares of common stock at $0.85 per share as part of the January 2004 financing transaction. Alpine Capital was issued warrants to purchase a total of 286,000 shares of common stock. Of this total, warrants to purchase 106,000 shares of common stock at $1.20 per share were issued as part of the December 2003 financing transaction and warrants to purchase 180,000 shares of common stock at $0.85 per share as part of the January 2004 financing transaction. Taurus Global, LLC has been issued warrants to purchase a total of 2,189,030 shares of common stock. Of this total, warrants to purchase 1,973,030 shares of common stock have an exercise price of $1.67 per share, warrants to purchase 144,000 have an exercise price of $0.50 per share, and warrants to purchase 72,000 shares of common stock have an exercise price of $0.85 per share.

      On March 2, 2005, ARGY entered into a private placement with certain accredited investors whereby these investors have purchased $1,500,000 in convertible notes, with Class A Warrants to purchase a number of shares equal to the number of shares to which the Notes are convertible at a price of $.40 per share expiring in 3 years and with Class B Warrants to purchase up to an additional $1.5 million in the Company's common shares at 70% of the average closing bid price for the 5 days preceding the notice to exercise and expiring 90 days after the registration statement registering the shares has been declared effective.

Options

      There are no options  outstanding  that relate to the common shares of AEC
I. However, as explained below there are options relating to the common shares of ARGY.

      On May 22, 2003, ARGY adopted a stock option plan, which allows it to grant options to persons employed or associated with the Company, including without limitation, any employee, director, general partner, officer, attorney, accountant, consultant or advisor up to an aggregate of 7,500,000 Common shares. The options have a term of expiration to be set by the Compensation Committee of the Board of Directors but will not exceed ten (10) years after the grant date. The exercise price for each option will be at the discretion of the Compensation Committee. This plan was recently amended to authorize the issuance of 15,000,000 shares of common stock.

      On July 7, 2003 ARGY granted 4,100,000 options at $0.10 expiring June 1, 2006 to Blaine Froats (2,000,000), Sean Froats (1,000,000), Jack Wasserman (100,000), Jeffrey Hayward (500,000), Suzanne Brydon (250,000), Jason Froats (150,000) and Marilyn Froats (100,000). The Company has expensed the difference between the fair market value of the shares on July 7, 2003 and the option price. The option expense amount for 2004 totals $697,000 and 20,000 options were exercised in the year. $693,600 has been recorded to the stock option liability account.

      On October 15, 2004, the Company granted 5,050,000 options at $0.34 expiring September 2007. No expense was recorded since the fair market value at the option grant day equalled the option price of $0.34.

      550,000 options were exercised in the year and 200,135 options expired during the year.

      The following table summarizes information about options outstanding at December 31, 2004:

              Range of                           Remaining
              Exercise        Number            Contractual
               Prices       Outstanding             Life
            -----------     -----------         -----------
              $  0.10        3,530,000           1.5 years
              $  0.34        5,050,000           2.875 years
                             ---------
                             8,580,000
                             ---------

      For options issued in 2001, the new accounting policy of the Company was to expense the stock options once granted at the fair market value price. The policy has been retroactively restated to coincide with SFAS No. 123. The change of the stock option policy in 2001 has increased both the consulting fee expense by $153,180 and the stock option liability by $153,180. In 2002, no options were issued by the Company. Options issued in 2004 were issued at fair market value and therefore the Company incurred no expense.

      The options included in stock option liability were issued as follows:

                 2001           $  153,180
                 2003              693,600
                                $  846,780
                                ==========

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the financial statements, and the notes thereto included herein. The information contained below includes statements of our management's beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the Introductory Note to this registration statement under the caption "Forward Looking Statements", which information is incorporated herein by reference.

Alternate Energy Corp. for the Period Ended September 30, 2004

Alternate Energy Corp. is focused on bringing to market a reliable and economical process for creating low-cost, on demand hydrogen for use in the production of power. We are focusing on the production of power in both vehicles and buildings. We are currently in the research and development stage and don't have any revenues, but have successfully produced hydrogen that was used in the operation of a fuel cell. We operate from two facilities: one in Burlington, Ontario, Canada and one in Knoxville, Tennessee.

Plan of Operation

Our activities range from complete operational control over the business to involvement in the management of our group companies in which we maintain controlling or significant holdings. We participate in the management of our group companies by means of active membership on their boards of directors and board committees. As a result, we are involved in matters of policy, strategic planning, marketing, selecting and manning senior management positions, approving investments and budgets, financing and the overall ongoing monitoring of our group companies' performance. In addition to our representation on the boards of directors of our group companies, we provide hands-on assistance to the group companies' management in support of their growth. We view our hands-on involvement in the operations of our group companies as a key element of our business. Our group companies therefore benefit from the experience of our management team in various areas in which they need support and leadership, including, but not limited to, budgetary control, legal support, market analysis, risk management, identifying joint venture opportunities, introductions to potential customers and investors, business plan preparation, strategic planning and research and development guidance.

AEC's focus, now and for the next 12 months; other than seeking out new acquisitions, will be primarily dedicated to the development of our first holding (ARGY) and the milestones recently determined by ARGY. The following table depicts those milestones.


----------------------------------------------------- ---------------------------- ----------------
                     Major Goal                           Estimated Timeframe         Financing
                                                                                      Required
----------------------------------------------------- ---------------------------- ----------------
Complete work Alpha versions of Hydrogen Product      ICE Engine conversion
Unit for applications for: ICE, Astris E8 Fuel        working February-March 2005
Cell, and Diesel genset                               E8 Fuel Cell and Diesel
                                                      conversion and testing to
                                                      be completed by
                                                      Oct. 05
----------------------------------------------------- ---------------------------- ----------------
Complete work on BETA versions of Hydrogen Product    June-August 05               $20,000.
Unit for applications for: ICE, Astris E8 Fuel
Cell, and Diesel genset
----------------------------------------------------- ---------------------------- ----------------
Initiate Demonstration program of initial HPU with    Start May 05-June 06
potential customers, strategic partners, licensees,
NGOs, Investors
----------------------------------------------------- ---------------------------- ----------------
Initiate development of automated HPU system (alpha)  Start July 05-Dec.05         $280,000.
----------------------------------------------------- ---------------------------- ----------------
Complete first automated unit                         Dec. 05
----------------------------------------------------- ---------------------------- ----------------
CSA Review and Certification (concurrent with above)  Sept. 05-Feb. 06             $125,000.
----------------------------------------------------- ---------------------------- ----------------
Estimated CSA Approval completed                      Feb. 06
----------------------------------------------------- ---------------------------- ----------------
Presentation to U.S. Military (potential customers)   Aug-Dec. 05
----------------------------------------------------- ---------------------------- ----------------

We have begun the process of refining our hydrogen production process and have been testing different alloys in order to find the most efficient. We have also successfully converted an internal combustion engine to work with hydrogen as fuel. AEC does not intend to enter into the manufacturing of hydrogen-run IC engines, but rather to eventually commission an existing manufacturer to build a unit that meets AEC's technology design specifications. This ICE generator was converted purely for testing and demonstration purposes.

We also made a strategic investment in Astris Energi Inc., a producer of hydrogen fuel cells. We had previously entered into agreements with Astris and had provided a prototype hydrogen generator to power their fuel cell golf car in September 2003. This investment of $300,000 assures us the first POWERSTACK(TM) MC250 Astris fuel cells `off the line', to be installed in a 2.4 kW Model E8 affordable AFC (Astris Fuel Cell) generator. Upon delivery of the AFC generator, the unit will then be interfaced to operate using AEC's hydrogen production technology. This completed `powerpack' will be used as a combined demonstration unit, to jointly and independently, attract and secure commercial, utility and government customers interested in renewable on-site energy.

The investment was in common shares of Astris stock and included 1 warrant per common share exercisable at $0.50 per share. The common shares were bought at $0.30 per share and will be registered for resale. Astris' shares trade on the OTC Bulletin Board under the symbol ASRNF.

During the next 12 months we will be improving the efficiency of our on-demand hydrogen production process and will be demonstrating both the internal combustion unit and alkaline fuel cell unit to engine and generator producers. We estimate that we will require additional funding of approximately $1 million over the next 12 months. During that time we expect to be able to enter into strategic and manufacturing relationships with a hydrogen production unit that is ready for commercial use.

Critical Accounting Policies, Estimates And New Accounting Pronouncements

      Management's discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed below:

Deferred Consulting Costs

      Shares have been issued to service providers and consultants over the terms of their contracts which range from six months to one year. Shares have been issued at the fair market value price at date of contract signing and the expense is amortized monthly over the term of the contract.

Stock Option Plans

      The Company applies the fair value based method of accounting prescribed by SFAS No. 123, Accounting for Stock-Based Compensation in accounting for its stock options granted to both employees and non-employees. As such, compensation expense is recorded on the date of grant based on the fair market value of the stock and expensed in the period which the option was granted.

Results of Operations

      For Fiscal Year Ended December 31, 2004, Compared To The Fiscal Year Ended December 31, 2003

      Revenues

      For the fiscal years ended December 31, 2004 and December 31, 2003, AEC had no revenues. AEC continues its efforts to develop its hydrogen production system.

      Expenses

      AEC had total expenses of $4,236,313 and $3,411,037 in the fiscal year ended December 31, 2004 and December 31, 2003, respectively. AEC's expenses for the fiscal year ended December 31, 2004 consisted of $429,290 in administrative expenses, $4,467,672 in consulting fees, no management fees, $419,057 in professional fees, and no costs for stock option benefits. During the fiscal year ended December 31, 2003, AEC's expenses were $78,616 in administrative expenses, $2,860,203 in consulting fees, $250,000 in management fees, $34,543 for professional fees, and $697,000 in stock option benefits. During the fiscal year ending December 31, 2004 AEC's expenses had increased compared to fiscal year ended December 31, 2003, this increase is due to the accelerated focus on research and development pertaining to the hydrogen production system, demonstration units and the marketing and operational strategies. The stock option benefit expense resulted from AEC's adoption of a stock option plan in May 2003, and the subsequent grant of options to purchase 4,1000,00 shares of AEC's common stock. AEC did recover $202,000 on a loan made by AEC, which offset AEC's expenses in fiscal year 2003. Additionally, AEC had a loss on an investment of $1,059,197 in 2002, and no loss on investments in 2003. Over the next 12 months, AEC anticipates that its expenses will increase over its expenses in fiscal year 2003 as a result of AEC's continuation of the development of its hydrogen production system.

      Net Loss

      AEC had a net loss of $4,236,313 for the fiscal year ended December 31, 2004, compared with a net loss of $3,411,037 for the fiscal year ended December 31, 2003. The increase of $825,276in the net loss for the 2004 fiscal year compared to the 2003 fiscal year relates mainly to the increase in consulting fees, professional fees and administrative fees. Management believes that, for the fiscal year ending December 31, 2004, AEC will only be able to reduce its net loss if AEC can create and sustain significant revenues from its hydrogen production system.

Liquidity And Capital Resources

      AEC's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. AEC incurred a net loss of $4,236,313 and $3,411,037 for the years ended December 31, 2004 and December 31, 2003, respectively, and has an accumulated deficit of $7,693,502 at December 31, 2004. AEC had $421,690 in United Stated Dollars in cash on hand as of December 31, 2004. Management may obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon AEC ultimately obtaining profitable operations. However, no assurances can be given that AEC will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

      AEC is at present meeting its current obligations from financing activities. However, due to no cash generated from operations, AEC currently does not internally generated cash sufficient to pay all of its incurred expenses and other liabilities. As a result, AEC is dependent on investor capital and loans to meet its expenses and obligations. Although investor funds have allowed AEC to meet its obligations in the recent past, there can be no assurances that AEC's present methods of generating cash flow will be sufficient to meet future obligations. Historically, AEC has, from time to time, been able to raise additional capital, but there can be no assurances that AEC will be able to raise additional capital in this manner.

      Net cash used in operating activities was $2,211,889 for the twelve month period ended December 31, 2004, compared with $198,505 for the twelve month period ended December 31, 2003. The Net Cash for the 2004 period resulted mainly from consulting and professional fees due to accelerated operational activities. Net cash obtained from financing activities was $2,921,189 for the twelve month period ended December 31, 2004, compared with $817,838 for the twelve month period ended December 31, 2003. In the 2004 period, the Company issued shares of common stock for $2,750,000 and received advances from directors totaling $171,189.

      Net cash used in investing activities for the fiscal year ended December 31, 2004 was $703,157 for the purchase of intangible assets.

      In January 2004, AEC entered into a Securities Purchase Agreement with Palisades Master Fund LP, Crescent International Ltd., Alpha Capital AG, Bristol Investment Fund, Ltd., Ellis International Limited, Inc., Vertical Ventures, LLC, Platinum Partners, Abraham Schwartz, Colbart Birnet, Chana Braun, Ronald Nash, Marketwise Trading, West End Convertible Fund, and a trust account pursuant to which AEC sold a total of 5,500,000 shares of common stock at a price of $0.50 per share and warrants to purchase a total of 2,750,000 shares of common stock at an exercise price of $0.85 per share. The warrants have a three year term. AEC received gross proceeds of $2,750,000 from this transaction.

      In December 2003, AEC entered into a Securities Purchase Agreement with LRG Holdings Inc., Professional Traders Fund LLC, Generation Capital Associates, First Mirage Inc., Truk Opportunity Fund LLC, pursuant to which AEC sold a total of 1,060,000 shares of common stock at a price of $0.50 per share and warrants to purchase a total of 471,112 shares of common stock and an exercise price of $1.20 per share. The warrants have a three year term. AEC received gross proceeds of $530,000 from this transaction.

      May 22, 2003, AEC issued 104,870,715 shares of common stock to AEC1, Inc. in exchange for technology, products and licenses.

      AEC expects to have sufficient cash to meet its short-term capital requirements. However, there are no assurances that AEC will be able to raise sufficient funds to meet long-term capital needs. AEC may also seek alternative sources of financing, including from more conventional sources such as bank loans and credit lines. Again, no assurances can be given that AEC will be able to meet its needs through the sale of securities or otherwise. Further, the availability of any future financing may not be on terms that are satisfactory to AEC.

From time to time, AEC may evaluate potential acquisitions involving complementary businesses, content, products or technologies. AEC has no present agreements or understanding with respect to any such acquisition. AEC's future capital requirements will depend on many factors, including growth of AEC's business, the success of its operations, economic conditions and other factors including the results of future operations.

ITEM 7. FINANCIAL STATEMENTS

      The financial statements of AEC required by Regulation S-B are attached to this annual report. Reference is made to Item 13 below for an index to the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in accountants or any disagreements with our accountants on accounting and financial disclosures.

ITEM 8A. CONTROLS AND PROCEDURES

      Evaluation Of Disclosure Controls And Procedures:

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation or from the end of the reporting period to the date of this Form 10-KSB.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      As of August 15, 2005, the directors and executive officers which are actually employed by AEC, their age, positions, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

Name                     Age             Position
----                     ---             --------
Blaine Froats            66              Chairman of the Board of Directors, CEO
Sean Froats              33              Director, President

      None of AEC's directors or executive officers is currently a director of any company that files reports with the SEC, except as described below. None of our directors have been involved in any bankruptcy or criminal proceeding (excluding traffic an other minor offenses), nor has been enjoined from engaging in any business.

      AEC's directors are elected at the annual meeting of stockholders and hold office until their successors are elected. AEC's officers are appointed by the Board of Directors and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the Board.

      Blaine Froats has been the chairman of the board of directors and chief executive officer of AEC, since May 2003. Mr. Froats was raised in London, Ontario where he attended South Collegiate Institute. In 1958, he joined A. E. Ames where he completed the Investment Dealers Association Securities Course in two years, earning the fourth highest mark in Canada. After leaving A. E. Ames in 1958, Mr. Froats joined the Royal Trust Company as a Personal Investment and Pension Fund Officer. During his tenure with the Royal Trust Company, he completed the Harvard University Certified Analyst Course and thereafter obtained a Certified Financial Analyst degree. From 1964 to 1969, he worked for Cochran Murray & Company (now known as Midland Walwyn) as an Institutional Salesperson and then a Special Situation Analyst. He eventually joined the Corporate Finance Department and worked closely with one of the firm's senior partners. While with Cochran Murray & Company, he underwrote Magna Electronics (now known as Magna International). In 1970, Mr. Froats formed his own consulting firm. Mr. Froats became involved in plastic reclaiming and invented a plastic/paper separator that was, subsequently, patented internationally. Since 1975 he has been the Chief Executive Officer of several publicly reporting companies in both Canada and the United States, including Formulated Mouldings (Canada) Inc., an Ontario company, Mainframe Fund Inc., an Ontario company, and Nyderdown (Canada) Inc., an Ontario company. He is currently the Chief Executive Officer and Chairman of Environmental Shelter, Inc., an Ontario company, Environmental Fuel Technology, Inc., an Ontario company, and Environmental Plastics Corporation, a Delaware corporation. In 1991, Mr. Froats founded Environmental Products Group, Inc. ("EPG"), an affiliated Delaware corporation, for which he co-invented a new plastic used in home moldings. Mr. Froats is currently the Chairman of the Board of Directors of EPG, which in 1991-92 was listed on the OTC Bulletin Board but is no longer a reporting company. Mr. Blaine Froats is the father of Mr. Sean Froats, the Vice President of Operations and a director of AEC.

      Sean Froats has been a director, secretary and President of AEC since May 2003. Since 1997, Mr. Froats has been a director and the vice president of operations of EPG where he is responsible for all computer related operations, film presentations, technical drawings, and the design of EPG's logo, stationary, reports, graphics, and website. He invented EPG's plastic shelter and co-invented EPG's home molding plastic. In 1991-92 EPG was listed on the OTC Bulletin Board but is no longer a reporting company. Mr. Sean Froats is the son of Mr. Blaine Froats, the chairman of the board of directors of AEC.

Board Of Directors And Committees

      Our Board of Directors presently consists of two members: Blaine Froats and Sean Froats. Our Bylaws generally provide for majority approval of directors in order to adopt resolutions. The Board of Directors may be expanded in the future. All executive officer compensation, including payroll expenditures, salaries, stock options, stock incentives, and bonuses, must be approved by the unanimous consent of the Board of Directors. The entire Board of Directors acts as the Audit Committee and the Compensation Committee.

      On compensation matters, the Board considers and recommends payroll expenditures, salaries, stock options, stock incentive and bonus proposals for our employees. Acting in its audit committee function, the Board reviews, with our independent accountants, our annual financial statements prior to publication, and reviews the work of, and approves non-audit services performed by, such independent accountants. The Board appoints the independent public accountants for the ensuing year. The Board also reviews the effectiveness of the financial and accounting functions and the organization, operation and management of AEC.

Section 16(a) Beneficial Ownership

      Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require AEC's officers and directors, and persons who beneficially own more than ten percent of a registered class of AEC's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish AEC with copies.

      Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, AEC believes that, during the last fiscal year, the following individuals satisfied their
Section 16(a) filing requirements however on an untimely basis: Blaine Froats, AEC1, Inc. and Sean Froats.

      Code of Ethics

      On March 12, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to this Form 10-KSB and will be posted on the Company's Internet website (www.cleanwatts.com).

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth, for the fiscal year ended December 31, 2004 and December 31, 2003 and 2002 certain information regarding the compensation earned by AEC's Chief Executive Officer and each of AEC's most highly compensated executive officers whose aggregate annual salary and bonus for fiscal 2004 exceeds $100,000, with respect to services rendered by such persons to AEC and its subsidiaries.

                                                SUMMARY COMPENSATION TABLE
(a)                     (b)         (c)          (d)            (e)            (f)          (g)         (h)         (i)
                                                                                        Securities                  All
Name and                                                       Other       Restricted   Underlying
Principal                                                      Annual         Stock      Options/       LTIP
Position              Year (1)    Salary        Bonus      Compensation-    Award(s)       SARs       Payouts
--------              --------    ------        -----      -------------    --------    ----------    -------     -------
Blaine Froats           2004     137,000           --                 --          --     2,000,000         --          --
                        2003          --           --                 --          --     2,000,000         --          --
                        2002          --           --                 --          --            --         --          --

Sean Froats             2004     119,000           --                 --          --     2,000,000         --          --
                        2003      45,000           --                 --          --     1,000,000         --          --
                        2002          --           --                 --          --            --         --          --

Option/SAR Grants

      On May 22, 2003, ARGY adopted a stock option plan, authorizing ARGY to grant options to purchase up to an aggregate of 7,500,000 shares of common stock. This plan was recently amended to authorize the issuance of 15,000,000 shares of common stock.

      On July 7, 2003 the Company granted 4,100,000 options at $0.10 expiring June 1, 2006 to Blaine Froats (2,000,000), Sean Froats (1,000,000), Jack Wasserman (100,000) a director of ARGY, Jeffrey Hayward (500,000), Suzanne Brydon (250,000), Jason Froats (150,000) and Marilyn Froats (100,000). The Company has expensed the difference between the fair market value of the shares on July 7, 2003 and the option price. The option expense amount for 2003 totals $697,000 and 20,000 options were exercised in the year. $693,600 has been recorded to the stock option liability account.

          On October 15, 2004, the Company granted 5,050,000 options at $0.34 expiring September 2007. No expense was recorded since the fair market value at the option grant day equalled the option price of $0.34.

        550,000 options were exercised in the year and 200,135 options expired during the year.

         The following table summarizes information about options outstanding at December 31, 2004:

              Range of                           Remaining
              Exercise       Number             Contractual
               Prices       Outstanding             Life
            -----------     -----------         -----------
              $  0.10        3,530,000           1.5 years
              $  0.34        5,050,000           2.875 years
                             ---------
                             8,580,000
                             ---------

      For options issued in 2001, the new accounting policy of the Company was to expense the stock options once granted at the fair market value price. The policy has been retroactively restated to coincide with SFAS No. 123. The change of the stock option policy in 2001 has increased both the consulting fee expense by $153,180 and the stock option liability by $153,180. In 2002, no options were issued by the Company, and in 2004 no expense was recorded for the issuance of options as they were granted at fair market value.

      The options included in stock option liability were issued as follows:

      2001 $ 153,180 2003 693,600 $ 846,780  ========== The following  grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to officers and/or directors:

                                                Number of
                                               Securities
                           Number of           Underlying
                           Securities         Options/SARs
                           Underlying            Granted             Exercise            Number of
                            Options            During Last           or Base              Options            Expiration
Name                      SARs Granted        12 Months[1]         Price ($/Sh)          Exercised              Date
------------              ------------        ------------         ------------          ---------          ------------
Blaine Froats                                   2,000,000               $0.34                  NIL            10/15/07
Jack Wasserman
(director of ARGY)                                100,000               $0.34                  NIL            10/15/07
Sean Froats                                     2,000,000               $0.34                  NIL            10/15/07

      Other than as set forth above, we have no stock options or stock appreciation rights to its officers or directors.

      There are no compensation arrangements for employment, termination of employment or change-in-control between the Company and the executive officers.

Compensation Of Directors

      AEC has not compensated any director for his services as a director during 2004 except as set forth above.

Employment Agreements

      There are no outstanding fees or expenses due directors or officers effective December 31, 2004.

      The Company previously entered into agreements with Velocity Product Solutions, Inc. relating to the services of Corbee Dutchburn and Lyle Goodis on September 25, 2003, October 30, 2003 and December 5, 2003. As a result of the October 30, 2003 agreement, Mr. Dutchburn served as the Company's president and chief operating officer and Mr. Goodis served as the Company's executive vice president. Pursuant to the September 25, 2003 agreement, Velocity received 200,000 shares of the Company's common stock. Pursuant to the October 30, 2003 agreement, Mr. Dutchburn and Mr. Goodis were each issued 225,000 shares of the Company's common stock valued at $1.48/share. Pursuant to the December 5, 2003 agreement, the services were to be provided for a three (3) month period for a monthly fee of $22,225 per month beginning January 1, 2004. This agreement is renewable on three (3) month intervals. Mr. Goodis and Mr. Dutchburn resigned their positions as officers of ARGY in June 2004, but remain as consultants to ARGY on a project basis.

      AEC currently does not have any other existing employment agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the company's securities by officers, directors and those holding more than 5% of the issued and outstanding shares of AEC I, Inc. as of March 31, 2005.

------------------------ --------------------------------- --------------------- ---------------------- ---------------
                                                           Amount and Nature
                         Name and Address of Beneficial    of Beneficial                                Percentage of
Title of Class           Owner                             Ownership             Position               Class
------------------------ --------------------------------- --------------------- ---------------------- ---------------
Common                   Blain Froats (1)                  20,705,000 (2)        CEO, Director          27.7%
                         3325 North Service Road,
                         Unit 105
                         Burlington, Ontario
                         Canada
------------------------ --------------------------------- --------------------- ---------------------- ---------------
Common                   Sean Froats (1)                   25,000,000 (3)        Vice-President,        33.4%
                         3325 North Service Road,                                Director
                         Unit 105
                         Burlington, Ontario
                         Canada
------------------------ --------------------------------- --------------------- ---------------------- ---------------
Common                   Marilyn Froats (1)                2,406,561                                    3.2%
                         3325 North Service Road,
                         Unit 105
                         Burlington, Ontario
                         Canada
------------------------ --------------------------------- --------------------- ---------------------- ---------------
Common                   All officers and directors as a   25,705,000                                   34.3%
                         group
------------------------ --------------------------------- --------------------- ---------------------- ---------------

(1) Blaine Froats is the father of Sean Froats and is married to Marilyn Froats. Marilyn Froats is Sean Froats mother.

(2)   20,000,000  shares of AEC1,  Inc. are titled in the name of First Flotilla
      (BWI) Inc., which is owned by Blaine Froats and Sean Froats. Blaine Froats also owns 705,000 shares of AEC1, Inc. in his own name.

(3)   20,000,000  shares of AEC1,  Inc. are titled in the name of First Flotilla
      (BWI) Inc., which is owned by Blaine Froats and Sean Froats. Sean Froats also owns 5,000,000 shares of AEC1, Inc. in his own name.

Securities Authorized For Issuance Under Equity Compensation Plan

      On May 22, 2003, AEC adopted a stock option plan, authorizing AEC to grant options to purchase up to an aggregate of 7,500,000 shares of common stock. This plan recently amended to authorize the issuance of 15,000,000 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the year the Company had the following related party transactions:

                                                             2004         2003
                                                           --------     --------
      a)    Management fees and expenses paid to directors
            of the company and their related company       $     --     $240,000
                                                           ========     ========

      b) Under the terms of an agreement to return certain patents and technology to its' original owner, the ARGY transferred these patents and technology to us. In consideration for this transfer of the patents and technology, the we received 30 million of our own shares from ARGY which were subsequently cancelled.

      As of December 31, 2004, we owed $350,381 to a director of ARGY pursuant to a non-interest bearing demand note.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

      (a)   Documents Filed As Part Of This Report:

      See Index to Consolidated Financial Statements attached, which are filed as part of this report.

      (b)   Reports On Form 8-K:

      No reports on Form 8-K were filed.

      (c)   Exhibits:

Exhibit No.      Description                                                   Location
-----------      ------------------------------------------------------        ---------------------------------------------------
3.1              Articles of Incorporation                                     Incorporated by reference to Exhibit 3.1 to
                                                                               Form 10-SB12G filed with the SEC on January 5, 2005
3.2              Bylaws                                                        Incorporated by reference to Exhibit 3.1 to
                                                                               Form 10-SB12G filed with the SEC on January 5, 2005
10.1             Asset Purchase Agreement between the Company and AEC1,        Incorporated by reference to Exhibit 3.1 to
                 Inc. formerly known as Alternate Energy Corp.                 Form 10-SB12G filed with the SEC on January 5, 2005
14               Code of Ethics

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      (1) Audit Fees. The Company paid Danziger & Hochman audit fees of $5,100 in 2003 for the audit of fiscal year 2002. No audit fees have yet be paid for the fiscal year 2003 audit.

      (2) Audit - Related Fees. The Company has paid Danziger & Hochman audit related fees of $1,500 in 2003 for quarterly statement review, bookkeeping and other accounting services. The Company has paid $29,019 in 2004 for quarterly statement review.

      (3) Tax Fees. The Company has not paid any fees for tax services to Danziger & Hochman.

      (4) All Other Fees. The Company has not paid any fees for any other services to Danziger & Hochman.

      (5) Audit Committee pre-approval policies and procedures. The entire Board of Directors, which acts as the Company's audit committee, approved the engagement of Danziger & Hochman.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AEC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALTERNATE ENERGY CORP.

Date:  August 22, 2005                  By: /s/ Blaine Froats
                                            ------------------------------------
                                            Blaine Froats
                                            Chief Financial Officer and Director

      Pursuant to the requirements of the Securities Act of 1934 this Form 10-KSB has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Blaine Froats
------------------------------------        ------------------------------------
Blaine Froats                               Date: August 22, 2005
Director

/s/ Sean Froats
------------------------------------        ------------------------------------
Sean Froats                                 Date: August 22, 2005
Director


                                       20
=