Form 10QSB
period 2005-06-30
AEC1 INC
filed 2005-08-24
CIK 1274893

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-51113

                                   AEC I, INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                            36-4452773
  -------------------------------                           ----------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)

                           105-3325 North Service Road
                               Burlington, Ontario
                                 Canada L7N 3G2
                    (Address of principal executive offices)

         Registrant's telephone number including area code: 905.332.3110

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common shares, $0.001 par value

Indicate by check mark whether THE REGISTRANT (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that THE REGISTRANT was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes |_|  No |_|

The number of common shares without par value outstanding on June 30, 2005 was 74,900,715 Shares.

AEC,1 INC.
Condensed Balance Sheet
Unaudited

                                                   June, 30        December, 31
                                                     2005              2004
--------------------------------------------------------------------------------

ASSETS
  Current

    Cash                                                80,861          421,690
    Deferred consulting costs                           73,646          373,333
    Prepaid expense and sundry assets                  226,679          232,979
    Marketable security                                160,000          360,000
    Investment in Related Party                        100,000          100,000
  Other
    Property & equipment                               331,148          313,317
    Technology & patent assets                       2,124,373        2,124,373

                                                  ------------     ------------
                                                  $  3,096,707     $  3,925,692
                                                  ============     ============
LIABILITIES
Current

    Accounts payable & accrued liabilities             120,399           76,541
    Loans payable                                      500,000               --
    Due to director                                    481,718          504,629

                                                  ------------     ------------
                                                  $  1,102,117     $    581,170
                                                  ============     ============

MINORITY INTEREST                                      649,746          981,474

SHAREHOLDERS' EQUITY

    Capital stock                                       37,893           37,893
    Additional paid in capital                      10,247,159       10,015,594
    Accumulated other comprehensive income            (211,627)           3,063

    Deficit                                         (8,728,582)      (7,693,502)

                                                  ------------     ------------
                                                     1,344,843        2,363,048
                                                  ------------     ------------

                                                  ------------     ------------
                                                  $  3,096,707     $  3,925,692
                                                  ============     ============

See accompanying notes to the financial statements

AEC I, INC.
Condensed Statement of Operations
Unaudited

                                   Six Months Ending June 30,      Three Months Ending June 30,
                                ------------------------------    ------------------------------
                                     2005             2004             2005             2004
                                -------------    -------------    -------------    -------------
REVENUE                         $          --    $          --    $          --    $          --
                                -------------    -------------    -------------    -------------

EXPENSES
    Management fees                         0           24,697           24,697
    Professional fees                 878,304           19,475          404,715           19,475
    Consulting                        289,687        2,914,571          122,120        2,422,685
    Administration                    255,207          237,586          134,446           37,406
    Amortization                       38,113           20,324

                                -------------    -------------    -------------    -------------
                                $   1,461,311    $   3,196,329    $     681,605    $   2,504,263
                                -------------    -------------    -------------    -------------

LOSS BEFORE THE UNDERNOTED      $  (1,461,311)   $  (3,196,329)   $    (681,605)   $  (2,504,263)

MINORITY INTEREST               $     426,241    $     637,442    $     208,696    $     500,688

NET EARNINGS (loss)             $  (1,035,070)   $  (2,558,887)   $    (472,909)   $  (2,003,575)
                                -------------    -------------    -------------    -------------

NET LOSS PER SHARE                      (0.01)           (0.02)           (0.01)           (0.02)

WEIGHTED BASIC AVERAGE SHARES      74,900,715      130,847,668       74,900,715      130,847,668
                                =============    =============    =============    =============

See accompanying notes to the financial statements

AEC I, INC.
Condensed Statement of Cash flow
Unaudited

Six Months Ending June 30                            2005             2004
--------------------------------------------------------------------------------

OPERATING

Net earnings (loss)                                $(1,035,070)     $(2,558,887)
Services for stock                                 $   629,469      $   227,000
other                                                   -5803
Minority Interest                                  $  (426,241)     $  (637,442)
Amortization                                       $    38,113
                                                   -----------      -----------
                                                   $  (799,532)     $(2,969,329)
                                                   ===========      ===========

Accounts payable & accrued liabilities             $    43,858      $   158,328
Prepaid expense                                         (6,300)     $   974,084
Deferred Consulting
Comprehensive Income
                                                   -----------      -----------
                                                   $  (761,974)     $(1,836,917)
                                                   ===========      ===========
FINANCING
Share subscription                                   2,753,200
Advances from director                                 (22,911)         216,859
Loan to related party                                      252
LOAN PAYABLE                                           500,000          164,582
                                                   -----------      -----------
                                                       477,089        3,134,893
                                                   ===========      ===========
INVESTING

Purchase of intangible assets                      $   (55,944)     $    (1,012)
                                                   -----------      -----------

net increase in cash during the year               $  (340,829)     $ 1,296,715
                                                   -----------      -----------

cash, opening                                      $   421,690      $   415,547
                                                   -----------      -----------

cash, closing                                      $    80,861      $ 1,712,259
                                                   -----------      -----------

Non cash items

marketable securities                                  200,000                0
                                                   -----------      -----------
deferred consulting                                    299,687        3,122,456
                                                   -----------      -----------
Prepaid                                                      0           76,511
                                                   -----------      -----------
minority                                               331,728           63,939
                                                   -----------      -----------

See accompanying notes to the financial statements

ALTERNATE ENERGY CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited) June 30, 2005

1.    GENERAL

The unaudited condensed statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim statements are not necessarily indicative of results to be achieved for full fiscal years.

The consolidated financial statements present the accounts of AEC, I, Inc., Alternate Energy Corp. and 2040412 Ontario Inc. The consolidated entities will hereinafter be referred to as the Company. All significant inter-company accounts and transactions have been eliminated.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in THE COMPANY'S annual financial statements and footnotes thereto. For further information, refer to the financial statements and related footnotes for the year ended December 31, 2004 included in THE COMPANY'S annual report on Form 10-KSB.

INCOME TAXES

The Company accounts for its income taxes under the liability method specified by Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will not be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of future tax liabilities projected future taxable income and tax planning strategies in making this assessment.

LOSS PER SHARE

THE COMPANY reports earnings per share in accordance with the provisions of SFAS No. 128, EARNING PER SHARE. SFAS No 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shares by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if the securities or other CONTRACTS to issue stock were exercised and converted to common stock.

Basic weighted average shares outstanding June 30, 2005 were 74,900,715 December 31, 2004 - 74,870,715.

2.    CAPITAL STOCK

No new shares were issued during this period.


      ITEM. 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the financial statements, and the notes thereto included herein. The information contained below includes statements of AEC I's or management's beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Information included or incorporated by reference in this Quarterly Report may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.


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

      Since our formation we have made one acquisition, namely Alternate Energy Corp. (ARGY). The business overview discussed below is presented in accordance with our subsidiary and corporate operations.

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

DEFERRED CONSULTING COSTS

Shares have been issued to service providers and consultants over the term of contracts ranging from 1 to 2 years. Shares have been issued at the fair market value price at date of contract signing and the expense will be amortized over the term of the contract.

IMPAIRMENT OF INTANGIBLE ASSETS WITH INDEFINITE LIVES

On May 22, 2003, the Company adopted SFAS No 142, "Goodwill and Other Intangible Assets." Under the new statement, the Company no longer amortizes intangible assets with indefinite lives, but instead tests for impairment on at least an annual basis. In accordance with SFAS No. 142, the Company evaluates the carrying value of other intangible assets annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether the other intangible asset is impaired, the Company compares the fair value of the reporting unit to which the other intangible asset is assigned to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit to its carrying amount. In calculating the implied fair value of the other intangible assets, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of its intangibles. The initial evaluation of the intangible assets completed as of October 1, 2003 in accordance with SFAS No. 142 resulted in no impairment losses. Additionally, the Company performed its periodic review of its intangible assets for impairment as of December 31, 2004, and did not identify any asset impairment as a result of the review.

STOCK OPTION PLANS

The Company applies the fair value based method of accounting prescribed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION in accounting for its stock options granted to both employees and non-employees. As such, compensation expense is recorded on the date of grant based on the fair market value of the stock and expensed in the period which the option was granted.

RESULTS OF OPERATIONS

                     FOR FISCAL QUARTER ENDED JUNE 30, 2005,
           COMPARED TO THE FISCAL QUARTER ENDED JUNE 30, 2004 REVENUES

For the fiscal quarter ended June 30, 2005 and June 30, 2004, AEC I had no revenues.

                                    EXPENSES

On a consolidated basis, we had total expenses of $681,605 and $2,504,263 in the fiscal quarter ended June 30, 2005 and June 30, 2004, respectively. Nearly all expenses occurred in our majority owned subsidiary, Alternate Energy Corporation
(AEC), where expenses for the fiscal quarter ended June 30, 2005 consisted of $134,446 in administrative expenses, $122,120 in consulting fees, $404,715 in professional fees and $20,324 in amortization. During the fiscal quarter ended June 30, 2005, AEC's expenses decreased significantly comparative to the fiscal quarter ended June 30, 2004, mostly due to consulting fees, which were $2,914,571 in the 2004 period. The decrease is attributed to the utilization of core consultants relative to the focus on research and development pertaining to its hydrogen production system, its demonstration units and its marketing and operation strategy. There were no substantial expenses attributable to AEC I during this period.

Over the next 12 months, AEC anticipates that its expenses will not increase substantially over its expenses in fiscal year 2004. AEC will continue as planned in the goals set for the continued development, sales and marketing of its hydrogen production system.

                                    NET LOSS

On a consolidated basis we had a net loss of AEC had a net loss of $472,909 for the fiscal quarter ended June 30, 2005, compared with a net loss of $2,003,575 for the fiscal quarter ended June 30, 2004. The decrease of $1,530,666 in the net loss for the 2005 fiscal quarter compared to the 2004 fiscal quarter relates mainly to the decrease in consulting fees in the 2005 period. Management believes that, for the fiscal year ending December 31, 2005, AEC will only be able to reduce its net loss if AEC can create and sustain significant revenues from its hydrogen production system.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a net loss of $472,909 and $2,003,575 for the quarters ended June 30, 2005 and June 30, 2004, respectively. AEC had $80,861 in cash on hand as of June 30, 2005. Management may obtain additional capital principally through the sale of our equity securities of those of AEC. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon AEC ultimately obtaining profitable operations. However, no assurances can be given that AEC will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

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

Net cash used in operating activities was $(799,532) for the three month period ended June 30, 2005.

Net cash obtained from financing activities was $0 for the three month period ended June 30, 2005, compared with $0 for the three month period ended June 30, 2004.

On March 2, 2005, AEC entered into a private placement with certain accredited investors whereby these investors have purchased $1,500,000 in convertible notes, with Class A Warrants to purchase a number of shares equal to the number of shares to which the Notes are convertible at a price of $.40 per share expiring in 3 years and with Class B Warrants to purchase up to an additional $1.5 million in AEC's common shares at 70% of the average closing bid price for the 5 days preceding the notice to exercise and expiring 90 days after the registration statement registering the shares has been declared effective. The note carries an interest rate of 6%. Interest is payable quarterly in arrears in either cash or stock of AEC, at AEC's discretion.

The Notes are convertible into shares of AEC at 70% of the average closing bid price for the 5 days preceding the notice to convert with a floor of $.15 and a ceiling of $.35 per share.

The Company has received $500,000 in cash from the investors and will receive an additional $1,000,000 upon its registration statement filed with the SEC being declared effective.

Class C Warrants are being issued to Westor Online, Inc., the placement agent for the transaction. The warrant allows for the purchase of 400,000 shares at $.40 per share and 400,000 shares at $1.00 per share, exercisable for 3 years from the date of the closing. The investors are additionally getting 200,000 Class C Warrants.

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

May 22, 2003, AEC issued 104,870,715 shares of common stock to AEC 1, Inc. in exchange for technology, products and licenses.

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

PLAN OF OPERATION

During the next twelve months we will be concentrating on supporting AEC's efforts to bring its technologies to market. At the same time we will be evaluating opportunities to acquire complementary technology. However, we will be limited in doing so in order to ensure sufficient capital is available for AEC.

Over the next twelve months, AEC will continue to focus on the development of ICE (internal combustion engine) and fuel cell generator sets for demonstration to investors and potential customers of AEC's hydrogen fuel production capability. The ICE generators will use our hydrogen as fuel throughout the demonstration, produced on the spot by AEC's hydrogen production unit the H2 1500-A1.

Our first alpha-stage unit, the H2 1500-A1, was recently demonstrated before two separate multinational engine companies in the U.S. This mobile "road show" was set up on-site with each organization, to review AEC's small scale, on-demand Hydrogen Production technology and discuss business opportunities.

The company is on schedule with an accelerated product development timetable to take advantage of several opportunities with targeted organizations. These meetings are the beginning of a series of such meetings, whereby Alternate Energy Corporation will be showcasing its hydrogen production technology to a list of prospective commercial customers, potential licensees, select government and institutional contacts and other interested commercial parties. These groups have been pre-qualified as having a demonstrated need for clean, alternative power.

These developments parallel AEC's recent work on its hydrogen production unit for use with the Astris E8 alkaline fuel cell. The fuel cell and ICE platforms are expected to provide AEC with multiple market opportunities and greater revenue potential.

We have and will also continue to refine our hydrogen production process. Due to the strict purity and volume requirements of a fuel cell, our technical team has worked and continues to work in conjunction with a number of recognized independent laboratories to ensure that outputs meet acceptable levels.

In order to accomplish and continue with these steps management estimates that the Company we will require financing towards the end of Fiscal year ended 2005. As the Company does not have any current revenue, such funds will come from loans from officers and private placements of the Company's common stock.

ITEM 3. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation or from the end of the reporting period to the date of this Form 10-QSB.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

This litigation has been settled. We neither admitted nor denied liability and agreed to not violate the Federal securities laws in the future. There was no penalty or other money paid by us to settle this matter. On October 22, 2004 we sued Russell Rothman in the Ontario Superior Court of Justice (Case No. 04-CV-277760CM2). We are seeking the rescission of agreements between us and Rothman, return of shares paid to him, and return of money paid. We had entered into an agreement with Rothman for the purchase of certain technology related to the production of hydrogen gas. Rothman represented to us that he had all right title and interest in the technology and had the ability to sell the technology. We alleged in our lawsuit that Rothman had in fact sold the technology to other companies, and on more than one occasion, prior to entering into the agreement with us. We additionally allege that the technology he purported to sell did not work. We do not rely on the Rothman technology for the production of hydrogen. We have developed our own proprietary processes for producing hydrogen. Rothman has counterclaimed against us for breach of contract in the amount of $2 billion and is asking for punitive damages in the amount of $10 million. We believe that the counterclaim is completely without merit. Mr. Rothman's attorney has withdrawn from the case and the Court has ordered Mr. Rothman to obtain new counsel by July 28, 2005.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

In March 2005, the company entered into a private placement with certain accredited investors whereby these investors have purchased $1,500,000 in convertible notes, with Class A Warrants to purchase a number of shares equal to the number of shares to which the Notes are convertible at a price of $.40 per share expiring in 3 years and with Class B Warrants to purchase up to an additional $1.5 million in the Company's common shares at 70% of the average closing bid price for the 5 days preceding the notice to exercise and expiring 90 days after the registration statement registering the shares has been declared effective. The note carries an interest rate of 6%. Interest is payable quarterly in arrears in either cash or stock of the Company, at the Company's discretion. The Company has received $500,000 in cash from the investors and will receive an additional $1,000,000 upon its registration statement filed with the SEC being declared effective.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANT

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) An 8-K has been filed on March 2, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, THE REGISTRANT has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DATED THIS 19th DAY OF AUGUST, 2005

                                       ALTERNATE ENERGY CORP.


                                       BY: /S/ BLAINE FROATS
                                           -------------------------
                                           BLAINE FROATS,
                                           CHAIRMAN/CEO AND A MEMBER
                                           OF THE BOARD OF DIRECTORS


                                       BY: /S/ SEAN FROATS
                                           -------------------------
                                           SEAN FROATS,
                                           PRESIDENT AND A MEMBER
                                           OF THE BOARD OF DIRECTORS