Form 10QSB
period 2005-09-30
AEC1 INC
filed 2005-11-21
CIK 1274893

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2005

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-51113

                                   AEC I, INC.

             (Exact name of registrant as specified in its charter)

           Nevada                                            36-4452773
        - - - - - -                                         - - - - - - - - - -
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

Yes [ ] No [ ]

The number of common shares without par value outstanding on September 30, 2005 was 74,900,715 Shares.

AEC,1 INC.
Condensed Balance Sheet
Unaudited
                                            Sept, 30     December, 31
                                               2005          2004
                                           -----------   -----------

ASSETS

Current
  Cash                                         106,618       421,690
  Deferred consulting costs                    165,149       373,333
  Prepaid expense and sundry assets            219,101       232,979
  Marketable security                          155,268       360,000
  Investment in Related Party                  100,000       100,000
Other
  Property & equipment                         311,574       313,317
  Technology & patent assets                 2,124,373     2,124,373

                                           -----------   -----------
                                           $ 3,182,083   $ 3,925,692
                                           ===========   ===========
LIABILITIES
Current
  Accounts payable & accrued liabilities       149,827        76,541
  Loans payable                                500,846             0
  Due to director                              597,109       504,629
                                           -----------   -----------
                                           $ 1,247,782   $   581,170
                                           ===========   ===========

MINORITY INTEREST                              623,532       981,474

SHAREHOLDERS' EQUITY
  Capital stock                                 37,893        37,893
  Additional paid in capital                10,306,246    10,015,594
  Accumulated other comprehensive income      -120,882         3,063
  Deficit                                   -8,912,488    -7,693,502

                                           -----------   -----------
                                             1,310,769     2,363,048
                                           -----------   -----------

                                           -----------   -----------
                                           $ 3,182,083   $ 3,925,692
                                           ===========   ===========

               See accompanying notes to the financial statements

AEC I, INC.
Condensed Statement of Operations

Unaudited

                               Nine Months Ending September 30,   Three Months Ending September 30,
                                     2005             2004             2005             2004
                                -------------    -------------    -------------    -------------
REVENUE                         $          --    $          --    $          --    $          --
                                -------------    -------------    -------------    -------------

EXPENSES
  Management fees                           0        4,200,290                0                0
  Professional fees                   257,738           92,197           51,386           98,279
  Consulting                        1,122,315          448,043          244,011        1,191,622
  Administration                      316,914          562,021           61,716          123,849
  Amortization                         62,009                            23,896                0

                                -------------    -------------    -------------    -------------
                                $   1,758,976    $   5,302,551    $     381,009    $   1,413,750
                                -------------    -------------    -------------    -------------

LOSS BEFORE THE UNDERNOTED      $  (1,758,976)   $  (5,302,551)   $    (381,009)   $  (1,413,750)

MINORITY INTEREST               $     539,990    $  (1,110,819)   $     113,748    $    (296,039)

NET EARNINGS (loss)             $  (1,218,986)   $   4,191,732    $    (267,261)   $  (1,117,711)
                                -------------    -------------    -------------    -------------

NET LOSS PER SHARE                       0.02             0.04            (0.00)           (0.01)


WEIGHTED BASIC AVERAGE SHARES      74,900,715      104,870,715       74,900,715      104,870,715
                                =============    =============    =============    =============

               See accompanying notes to the financial statements

AEC I, INC.
Condensed Statement of Cash flow
Unaudited

Nine Months Ending September 30,             2005            2004
--------------------------------------   ------------    ------------

OPERATING

Net earnings (loss)                      $ (1,218,986)   $  4,191,732
Services for stock                       $    843,314
Stock options issued                            54500
Minority Interest                        $   (539,990)   $ (1,110,819)
Amortization                             $     62,009


Accounts payable & accrued liabilities   $     73,286    $   (251,033)
Prepaid expense                               (13,878)   $  1,378,520
                                         ------------    ------------
                                         $   (739,745)   $  4,208,400
                                         ============    ============
FINANCING

Share subscription

Advances from director                         92,480          84,135

LOAN PAYABLE                                  500,846
Issuance of additional paid in capital                      3,664,943
Changes in comprehensive income              (143,951)        102,895
                                         ------------    ------------
                                              449,375       3,851,973
                                         ============    ============
INVESTING

Purchase of intangible assets            $ (63,752.00)
Increase in minority interest                            $(172,743.00)
Sale of Marketable Security              $  39,050.00    $ 861,180.00
                                         ------------    ------------
                                         $ (24,702.00)   $ 688,437.00
                                         ============    ============

net increase in cash during the year     $   (315,072)   $    365,346
                                         ------------    ------------

cash, opening                            $    421,690    $    415,547
                                         ------------    ------------

cash, closing                            $    106,618    $    780,893
                                         ------------    ------------

NON CASH ITEMS

marketable securities                               0               0
deferred consulting                           208,184               0
Increase in Investment                        290,652               0
minority                                      357,942               0

               See accompanying notes to the financial statements

ALTERNATE ENERGY CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited) September 30, 2005

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

Basic weighted average shares outstanding September 30, 2005 were 74,900,715 December 31, 2004 - 74,870,715.

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

RESULTS OF OPERATIONS

                  FOR FISCAL QUARTER ENDED SEPTEMBER 30, 2005,


For the fiscal quarter ended September 30, 2005 and September 30, 2004, AEC I had no revenues.

                                    EXPENSES

On a consolidated basis, we had total expenses of $381,009 and $1,413,750 in the fiscal quarter ended September 30, 2005 and September 30, 2004, respectively. . Nearly all expenses occurred in our majority owned subsidiary, Alternate Energy Corporation (AEC), where expenses for the fiscal quarter ended September 30, 2005 consisted of $60,452 in administrative expenses, $244,011 in consulting fees, $48,176 in professional fees and $23,896 in amortization. During the fiscal quarter ended September 30, 2005, AEC's expenses decreased significantly comparative to the fiscal quarter ended September 30, 2004, mostly due to consulting fees, which were $1,191,622 in the 2004 period. The decrease is attributed to the utilization of core consultants relative to the focus on research and development pertaining to its hydrogen production system, its demonstration units and its marketing and operation strategy. There were also shares issued to select consultants to the company reducing the total fees due.

There was a decrease of $63,397 in administrative expenses for the period ended September 30, 2005 compared to the same period in 2004. The reason for this decrease can be referred to shares of the company that were issued relating to R&D, the utilization of core consultants as well as the sub leasing of our Tennessee facility, all of which has lowered administrative costs by more than half of the administrative expenses incurred comparative to the period ending September 30, 2004.

Professional fees were $48,176 for the fiscal quarter ended September 30, 2005 compared to $98,279 for the same period in 2004. The prior years professional fees were higher due to private placements and financing completed along with the legal fees associated with it.

There were no substantial expenses attributable to AEC I during this period.

Over the next 12 months, AEC1 anticipates that its expenses will not increase substantially over its expenses in fiscal year 2004. AEC1 will continue pursuing the acquisitions of, or investment in, new and existing companies and building our group companies. As well as the continuing involvement in the growth of our group companies

                                    NET LOSS

On a consolidated basis we had a net loss of $381,009 for the fiscal quarter ended September 30, 2005, compared with a net loss of $1,413,750 for the fiscal quarter ended September 30, 2004. The decrease of $1,032,741 in the net loss for the 2005 fiscal quarter compared to the 2004 fiscal quarter relates to the overall reduction of professional, consulting and administrative fees for AEC in the 2005 period. Management believes that, for the fiscal year ending December 31, 2005, AEC will only be able to reduce its net loss if AEC can create and sustain significant revenues from its hydrogen production system.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a net loss of $381,009 and $1,413,750 for the quarters ended September 30, 2005 and September 30, 2004, respectively. On a consolidated basis we had $106,618 in cash on hand as of September 30, 2005. Management may obtain additional capital principally through the sale of our equity securities of those of AEC. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon AEC ultimately obtaining profitable operations. However, no assurances can be given that AEC will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

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

Net cash used in operating activities was $(1,758,976) for the nine month period ended September 30, 2005.

Net cash obtained from financing activities was $0 for the three month period ended September 30, 2005, compared with $0 for the three month period ended September 30, 2004.

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

PLAN OF OPERATION

AEC1 will continue in its involvement in the management of our group companies in which we maintain controlling or significant holdings. We will continue to participate in the management of our group companies by means of active membership on their boards of directors and board committees. As a result, we will be involved in matters of policy, strategic planning, marketing, selecting and manning senior management positions, approving investments and budgets, financing and the overall ongoing monitoring of our group companies' performance. In addition to our representation on the boards of directors of our group companies, we will provide hands-on assistance to the group companies' management in support of their growth. We view our hands-on involvement in the operations of our group companies as a key element of our business. Our group companies will therefore benefit from the experience of our management team in various areas in which they need support and leadership, including, but not limited to, budgetary control, legal support, market analysis, risk management, identifying joint venture opportunities, introductions to potential customers and investors, business plan preparation, strategic planning and research and development guidance.

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

Over the next twelve months, AEC will continue to focus on the development of the ICE (internal combustion engine) and fuel cell generator sets for demonstration to investors and potential customers of AEC's hydrogen fuel production capability. The ICE generators will use our hydrogen as fuel throughout the demonstration, produced on the spot by AEC's hydrogen production unit the H2 1500-A1.

Our first alpha-stage unit, the H2 1500-A1, was recently demonstrated before two separate multinational engine companies in the U.S. This mobile "road show" was set up on-site with each organization, to review AEC's small scale, on-demand Hydrogen Production technology and discuss business opportunities.

The company is on schedule with its product development timetable to take advantage of several opportunities with targeted organizations. These meetings are the beginning of a series of such meetings, whereby Alternate Energy Corporation will be showcasing its hydrogen production technology to a list of prospective commercial customers, potential licensees, select government and institutional contacts and other interested commercial parties. These groups have been pre-qualified as having a demonstrated need for clean, alternative power. These developments parallel AEC's recent work on its hydrogen production unit for use with the Astris E8 alkaline fuel cell. The fuel cell and ICE platforms are expected to provide AEC with multiple market opportunities and greater revenue potential. We have and will also continue to refine our hydrogen production process. Due to the strict purity and volume requirements of a fuel cell, our technical team has worked and continues to work in conjunction with a number of recognized independent laboratories to ensure that outputs meet acceptable levels.

As of Nov 4th, 2005 the company has made formal application for a patent on its technology.

The company has also filed a provisional patent application with the U.S. Patent and Trademark Office in connection with its proprietary process of producing pure hydrogen. As a result of working closely with Experchem Laboratories of Toronto, Canada over the past nine months, our method of producing hydrogen has benefited from significant enhancements. The modifications and improvements to our hydrogen production process have resulted in a more efficient production process, an increased production of hydrogen, and the ability to produce what we believe to be a saleable, in-demand by-product. This by-product, however, may provide us with a source of future revenue, which could partially offset the cost of our hydrogen production and accelerate our entry into the $3 billion
(USD) bulk hydrogen market.

A provisional patent application establishes an official United States patent application filing date for an invention and permits one year's authorization to use a "Patent Pending" notice in connection with the invention and to assess the invention's commercial potential before committing to the higher cost of filing and prosecuting a non-provisional application for patent.

In order to accomplish and continue with these steps management estimates that the Company we will require half a million dollars towards the end of Fiscal year ended 2005 and several million dollars towards the end of fiscal year ended 2006. As the Company does not have any current revenue, such funds will come from loans from officers and private placements of the Company's common stock.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS
On August 15, 2002 the Securities and Exchange Commission filed a civil lawsuit against the Company, its former CEO and other individuals. SEC v. COI Solutions, et al. Case No. 02-80766-CIV-Hurley. The SEC alleged in its complaint that COI Solutions, while under prior management, engaged in a scheme to pay illegal kickbacks to representatives of a European fund contrived by the FBI and made false and misleading statements in filing on Form S-8. This litigation has been settled. We neither admitted nor denied liability and agreed to not violate the Federal securities laws in the future. There was no penalty or other money paid by us to settle this matter. On October 22, 2004 we sued Russell Rothman in the Ontario Superior Court of Justice (Case No. 04-CV-277760CM2). We are seeking the rescission of agreements between us and Rothman, return of shares paid to him, and return of money paid. We had entered into an agreement with Rothman for the purchase of certain technology related to the production of hydrogen gas. Rothman represented to us that he had all right title and interest in the technology and had the ability to sell the technology. We alleged in our lawsuit that Rothman had in fact sold the technology to other companies, and on more than one occasion, prior to entering into the agreement with us. We additionally allege that the technology he purported to sell did not work. We do not rely on the Rothman technology for the production of hydrogen. We have developed our own proprietary processes for producing hydrogen. Rothman has counterclaimed against us for breach of contract in the amount of $2 billion and is asking for punitive damages in the amount of $10 million. We believe that the counterclaim is completely without merit. Mr. Rothman's attorney has withdrawn from the case and the Court has ordered Mr. Rothman to obtain new counsel by July 28, 2005.

Mr. Rothman has obtained new counsel and a court date has been set for December 9th, 2005.

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

DATED THIS 18th DAY OF NOVEMBER, 2005

                             AEC 1, Inc.

                             BY: /S/ BLAINE FROATS
                                 -------------------------
                                 BLAINE FROATS,
                                 CHIEF EXECUTIVE OFFICER


                             BY: /S/ BLAINE FROATS
                                 -------------------------
                                 BLAINE FROATS,
                           PRINCIPAL FINANCIAL OFFICER