Form 10QSB/A
period 2007-06-30
AEC1 INC
filed 2007-09-21
CIK 1274893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

COMMISSION FILE NUMBER 000-28015

ALTERNATE ENERGY CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	86-0884116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3325 North Service Rd, Suite 105 Burlington, Ontario Canada L7N 3G2
(Address of principal executive offices)

905.332.3110
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 134,969,019 shares as of May 7, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ALTERNATE ENERGY CORP.
(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-QSB/A
FOR THE QUARTER ENDED JUNE 30, 2007

INDEX

PART I

FINANCIAL INFORMATION

Item 1 - Consolidated Balance Sheets as of June 30, 2007 (Unaudited)	F-1

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006 (Unaudited)	F-2

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (Unaudited)	F-3

Notes to the Unaudited Consolidated Financial Statements	F-4 - F-6

Item 2 - Management's Discussion and Analysis or Plan of Operation	1-11

Item 3 - Controls and Procedures	11

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	11-12

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	12-13

Item 3 - Defaults Upon Senior Securities	13

Item 4 - Submission of Matters to a Vote of Security Holders	13

Item 5 - Other Information	13

Item 6 - Exhibits and Reports on Form 8-K	14-15

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALTERNATE ENERGY CORP. (A Development Stage Company) Consolidated Balance Sheets
	June 30 , 2007 unaudited	December 31, 2006
ASSETS
Current
Cash	$21,146	$97,443
Prepaid expenses and sundry assets	54,624	62,245
Marketable securities	32,487	114,934
	108,257	274,622
Other
Property and equipment, net	188,188	210,343
Patents and technology	-	-
	$296,445	$484,965

LIABILITIES
Current
Accounts payable	$257,722	$174,842
Accrued liabilities	221,016	168,591
Due to directors and officers	559,709	399,162
	1,038,447	742,595

SHAREHOLDERS EQUITY
Capital stock	141,281	133,949
Additional paid in capital	29,546,016	29,119,777
Prepaid expenses paid with common stock	(142,401)	(101,606)
Accumulated other comprehensive income	(296,540)	(271,344)
(Deficit) Accumulated during development stage	(29,990,358)	(29,138,406)
	(742,002)	(257,630)

	$296,445	$484,965

{See accompanying notes to the financial statements.}

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Consolidated Statements of Operations
Unaudited
	Three Months Ending June 30 2007	Three Months Ending June 30 2006	Six Months Ending June 30 2007	Six Months Ending June 30 2006	Inception To Date
REVENUE	$-	$-	$-	$-	$-

EXPENSES
Administrative	48,898	329,945	144,647	372,057	1,610,509
Consulting fees	157,475	330,888	354,157	1,287,223	14,079,424
Professional fees	16,958	150,301	164,657	208,542	1,485,936
Research and development	100,744	49,513	164,294	86,893	506,255
Financing expense	-	-	-	50,386	559,714
Impairment of intangible assets	-	-	-	-	2,165,458
Management fee	-	-	-	-	240,000
Recovery of loan	-	-	-	-	(202,000)
Depreciation	11,394	17,251	24,198	34,319	214,476
NET (LOSS) FROM OPERATIONS	(335,468)	(877,898)	(851,952)	(2,039,420)	(20,659,771)

OTHER INCOME (EXPENSES)
Other income	-	463,021	-	463,021	4,217
Gain on settlement	-	-	-	167,427	461,909
Gain on adjustment on derivative / warrant liability to fair value of underlying securities	-	-	-	-	1,075,339

NET (LOSS) FOR THE PERIOD	$(335,468)	$(414,877)	$(851,952)	$(1,408,972)	$(19,118,306)

NET (LOSS) PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	139,269,217	122,504,948	137,378,931	119,803,127

{See accompanying notes to the financial statements.}

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
Unaudited
Six months Ending June 30,	2007	2006	Inception To Date
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(851,952)	$(1,408,972)	$(19,118,306)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock based expenses	367,776	1,490,615	13,366,286
Impairment of intangible assets	-	-	2,165,458
Depreciation and amortization	24,198	34,319	214,476
Accretion of principal related to convertible debt	-	50,386	494,715
(Gain) loss on derivatives related to warrants	-	(167,427)	(1,075,339)
(Gain) Loss on sale of marketable securities	-	(6,099)	165,358
(Gain) Loss on settlement	-	-	(376,909)
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses and sundry assets	7,621	19,518	(191,533)
Decrease (increase) in deferred consulting expense	-	-	-
Increase (decrease) accounts payable and accrued liabilities	135,305	205,579	258,949
Increase (decrease) in due to directors and officers	-	-	264,000

Net cash (used in ) operating activities	(317,052)	(154,990)	(3,832,845)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,043)	(5,271)	(494,980)
Purchase of patents and technology	-	-	(154,373)
Proceeds from (investment in) marketable securities	-	17,349	(152,840)

Net cash provided by (used in) investing activities	(2,043)	(12,078)	(802,193)

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common shares for cash	25,000	174,875	3,481,875
Principal received from notes payable	-	-	500,000
Advances from directors and officers	160,547	59,546	595,709

Net cash provided by (used in) financing activities	185,547	234,421	4,577,584
EFFECT OF FOREIGN EXCHANGE RATES	57,251	-	78,600
NET INCREASE (DECREASE) IN CASH DURING PERIOD	(76,297)	91,509	21,146

CASH, BEGINNING OF THE PERIOD	97,443	135,881	-

CASH, END OF THE PERIOD	$21,146	$227,390	$21,146

Non-cash activities
Common shares issued for patents and technology (net)	-	-	1,970,000
Issuance of common stock for note conversion	-	9,032,082	494,715
Issuance of common stock for satisfaction of accrued liabilities due to related parties	-	200,000	300,000

{See accompanying notes to the financial statements.}

ALTERNATE ENERGY CORP.
(A Development Stage Company)
NOTES TO THE (UNAUDITED) CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED June 30, 2007

1. GENERAL

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented and to make the financial statements not misleading. The results of operations for interim statements are not necessarily indicative of results to be achieved for full fiscal years.

As contemplated by the Securities and Exchange Commission (the “SEC”) under Rule 10-01 of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that is included in the Company’s annual financial statements and footnotes thereto. For further information, refer to the financial statements and related footnotes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB.

2. BACKGROUND INFORMATION

Alternate Energy Corporation (the “Company”), formerly known as COI Solutions, Inc., was incorporated in the State of Nevada on August 1, 1997. The Company commenced active business operations on June 1, 2003 and is considered to be a development stage company under SFAS 7. Since 2003, the Company has had the objective of producing a clean, on demand hydrogen technology that would have global, multiple market applications on both a small and large scale. The Company’s hydrogen production system leverages a non-toxic proprietary chemical reaction that yields high quality hydrogen along with a number of globally valuable chemical compounds. The Company’s process is entirely chemical, not requiring electrolysis or any external source of electrical power.

In February 2004, the Company incorporated a wholly-owned subsidiary, 2040412 Ontario Inc. in the Province of Ontario, Canada. The subsidiary holds title to certain property and equipment reflected in the Company’s accounts.

3. LIQUIDITY

During the six months ended June 30, 2007 and 2006, the Company incurred losses of $851,952 and $1,408,972, respectively and cash used in operations was $317,052 and $154,990, respectively. The Company financed its operations using sales of its common stock, the exercise of share purchase warrants, vendor credit, debt financing and convertible notes.

While the Company believes that it will have sufficient cash to meet its short-term capital requirements through the third quarter of 2007, there are no assurances that the Company will be able to raise sufficient funds to meet its long-term capital needs. The Company may also seek alternative sources of financing, including more conventional sources such as bank loans and credit lines, although no assurances in this regard can be made. Further, the availability of any future financing may not be on terms that are satisfactory to the Company. Accordingly, the Company will continue to seek additional financing through issuance of debt and/or equity securities.

4. MARKETABLE SECURITIES

As of June 30, 2007, the Company holds 800,000 restricted shares of common stock of Astris Energi Inc. and the rights to purchase 1,500,000 warrants at $0.19 for a period of three years with an unrealized loss of $300,861. On the Over-The Counter Bulletin Board, the reported sale price of Astris Energi’s common stock was $0.03 as of June 30, 2007.

5. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2007 consists of the following:

Automobile	$90,465
Computer hardware	36,926
Computer software	8,077
Equipment	242,043
Telephone	6,450
Office equipment	4,629

386,590
Less accumulated depreciation	(198,402)

$188,188

6. RELATED PARTY TRANSACTIONS

As of June 30, 2007, the Company was indebted $559,709 (as of December 31, 2006 - $399,162) to a director, Blaine Froats. The amount of $537,100 is pursuant to a non-interest bearing demand note. The agreement was put in writing and executed on January 1, 2005 and amended on January 1, 2006 and January 2, 2007 to reflect the outstanding amount owed. The amount of $ 537,100 does not represent a one-time lump sum but rather a series of transactions between January 2003 and June 2007.

The Company is indebted to Marilyn Froats, spouse of Blaine Froats, $147,583 (as of December 31, 2006 - $99,802) in consulting fees for the services rendered during the period between July 1, 2005 to June 30, 2007.

7. CAPITAL STOCK

The Company is authorized under its charter to issue 250,000,000 shares of common stock, par value 0.001 per share.

The Company issued 3,975,000 shares of common stock during the six months ending June 30, 2007. The amount issued consisted of 487,979 shares of common stock for expenses totaling $28,301 or $0.06 per share (weighted average price), 500,000 shares of common stock for the exercise of options and 2,987,021 were to consultants for services performed for the Company totaling $169,480 or $0.06 per share (weighted average price).

At June 30, 2007 and December 31, 2006, there were 141,280,591, and 133,948,877 shares of common stock issued and outstanding, respectively.

8. DEFERRED CONSULTING COSTS

We have issued shares to service providers and consultants over the terms of their contracts which range from three months to three years. We recorded shares at the fair value at date issued and the expense is recorded as services are rendered.

All deferred assets are recorded at fair market value at the time of share issuance and are systematically reduced based on the terms of each agreement. Each party providing services had either positive working references or had previously provided services to us and had performed their duties as per their contractual terms.

9. STOCK OPTIONS AND WARRANTS

On May 22, 2003 the Company adopted a stock option plan that is accounted for based on SFAS No. 123 (R) and related interpretations. The plan allows the Company to grant options to persons employed or associated with the Company, including, without limitation, any employee, director, general partner, officer, attorney, accountant, consultant or advisor up to an aggregate of 5,000,000 common shares.

The options have a term of expiration to be set by the Compensation Committee of the Board of Directors but will not exceed ten (10) years after the grant date. The options vest immediately. The exercise price for each option is chosen at the discretion of the Compensation Committee. On February 24, 2004 the Company increased the number of shares to be issued under the plan to 15,000,000.

In December 2006, 2,000,000 options were exercised. These common shares were issued in January 2007 as reflected in the Company’s financial statements.

At June 30, 2007 and December 31, 2006, there were 7,780,000 and 7,780,000 options to purchase shares of common stock, respectively. There were no other exercised, expired or issued options during the three month period.

The total amount of warrants outstanding at June 30, 2007 was 10,166,676. There were no issued warrants and 3,720,556 warrants expired during the six month period.

10. NET INCOME (LOSS) PER COMMON SHARE

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share”, SEC Staff Accounting Bulletin No. 98 (“SAB 98”) and Emerging Issues Task Force No. 04-8 “The Effect of Contingently Convertible Instruments on Diluted EPS”. Under the provisions of SFAS 128 and SAB 98, basic net income (loss) per common share (“Basic EPS”) is computed dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) adjusted for interest expense and amortization of debt issuance costs associated with the Convertible Debentures, by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and convertible securities such as Convertible Debentures. The calculation of diluted net loss per share does not include potential shares of common stock equivalents for the three and six months ended June 30, 2007 and 2006 respectively, as their impact on net loss per share would be antidilutive.

ITEM. 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following Management’s Discussion and Analysis and Plan of Operation should be read in conjunction with the financial statements, and the notes thereto included herein.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB/A contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ, perhaps materially, from any future results, performance or achievements expressed or implied by forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	Our product development efforts;

•	The commercialization of our products;

•	Anticipated operating losses and capital expenditures;

•	Our estimates regarding our needs for additional financing;

•	Our estimates for future revenues and profitability; and

•
Sources of revenues and anticipated revenues, including contributions from corporate collaborations, license agreements and other collaborative efforts for the development and commercialization of our product candidates, and the continued viability and duration of those agreements and efforts.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Any forward-looking statements, speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-QSB/A, except as required by law.

Background

We are a development stage company. We have not earned revenues from our technology through March 31, 2007. We are currently developing our core technology which is focused on production of on-demand, pure, safe hydrogen. Hydrogen has numerous applications, such as a fuel to power internal combustion engines and fuel cells, and in bulk form, as a process ingredient in the food, pharmaceutical, oil refining, glass production and several other major manufacturing industries. Our hydrogen production process is designed to overcome three major industry obstacles: affordability, storage and safety. Our hydrogen production system leverages a chemical process that yields fuel-cell quality hydrogen with no known harmful by-products. Our hydrogen-maker can be scaled according to application and designed to directly supply almost any application on an as-needed basis, eliminating the need to store hydrogen in a compressed state.

Since 2003, our objective has been to create a clean, on-demand hydrogen technology that has multiple market applications. Our hydrogen production system leverages a non-toxic proprietary chemical reaction that yields high quality hydrogen and potentially valuable chemical compounds as by-products. Our unique production method yields no waste or emissions and does not require the use of fossil fuels or electricity. It is also environmentally friendly because it produces hydrogen without utilizing any toxic ingredients or producing harmful emissions.

The process of making hydrogen produces a number of chemical by-products. These chemicals have many applications. If we can produce these by-products in significant volume, we believe we could generate revenues from their sales which could subsidize the cost of producing the hydrogen gas. We believe this ‘subsidized model’ approach to producing bulk hydrogen is unique in the alternate energy industry and we believe it will make us more competitive because we can offer hydrogen at a lower cost than our competitors.

Our hydrogen production process is designed to overcome three major industry obstacles: affordability, storage and safety. Our hydrogen-maker can be scaled according to application and designed to directly supply almost any application on an as-needed basis, eliminating the need to store hydrogen in a compressed state.

We are currently negotiating with Brasil Óleo de Mamona Ltda, known as BOM, a world leader in castor oil production, to build a pilot plant supplying their company with hydrogen to fuel their hydrogenation process. We believe completion of this plant would achieve a number of objectives including testing and refining of BOM Brazil’s process technology, selling its hydrogen and requisite chemicals through BOM related sales channels and revenue generation by 2008. We are currently seeking private investment to complete the first steps required for the pilot plant operations in Brazil.

We believe our hydrogen production technology could have immediate application in the areas of existing hydrogen industries such as hydrogenation of food oils and petro-chemicals, as well as emergent power uses including: back-up and, in some cases, primary power for commercial, industrial and military purposes; stationary and portable fuel cell power applications, in fuel cell-driven and internal combustion engine vehicles; and residential and commercial applications for users wishing to gain independence from the existing electrical grid. The chemical by-products produced by our hydrogen production process, via any one of the aforementioned hydrogen applications, are environmentally safe, meet applicable industry standards and possess wide, established global markets in the food products and pharmaceutical industries.

Current Events

On May 17, 2007, we adopted a 2007 Stock Benefit Plan for 25,000,000 shares covering employees and consultants. On June 21, 2007, our board of directors approved the exercise of 2,500,000 shares related to a warrant previously granted to Sean Froats, an employee of the Company.

Basis of Presentation

These consolidated financial statements present the accounts of Alternate Energy and its wholly-owned subsidiary, 2040412 Ontario, Inc. All significant intercompany accounts and transactions have been eliminated.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND NEW ACCOUNTING PRONOUNCEMENTS

Management’s discussion and analysis of its financial condition and plan of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those stated in our financial statements and those listed below:

Going Concern

These financial statements have been prepared on a going concern basis and do not include any adjustments to the measurement and classification of the recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced losses in the period and there is negative working capital. Our ability to realize our assets and discharge our liabilities in the normal course of business is dependent upon continued support. We are currently attempting to obtain additional financing from its existing shareholders and other strategic investors to continue operations. However, there can be no assurance that we will obtain sufficient additional funds from these sources.

These conditions cause substantial doubt about our ability to continue as a going concern. A failure to continue as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis that could differ from the going concern basis.

Accounting Principles

Our accounting and reporting policies conform to generally accepted accounting principles and industry practice in the United States. The financial statements are prepared in United States dollars.

Risks and Uncertainties

We operate in an emerging industry that is subject to market acceptance and technological change. Our operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

Financial Instruments and Risk Concentrations

Our estimate of the fair value of cash, accounts payable and accrued liabilities, warrant liability, convertible notes and due to directors and officers approximates carrying value due to the short-term nature of these instruments. Marketable securities are stated at fair value.

Our operations are in Canada and virtually all of our assets and liabilities give rise to significant exposure to market risks from changes in foreign currency rates arising from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, we do not use derivative instruments to reduce its exposure to foreign currency risk. We may not be able to effectively protect our intellectual property rights, which form the foundation of the business. The business exposes us to potential product liability claims that are inherent in hydrogen and products that use hydrogen. We have not obtained insurance coverage on acceptable terms.

Deferred Consulting Costs

We have issued shares to service providers and consultants over the terms of their contracts which range from three months to three years. We recorded shares at the fair value at date issued and the expense is recorded as services are rendered.

All deferred assets are recorded at fair market value at the time of share issuance and are systematically reduced based on the terms of each agreement. Each party providing services had either positive working references or had previously provided services to us and had performed their duties as per their contractual terms.

Marketable Securities

Marketable securities are classified as current, are available for sale and are stated at fair value. Unrealized gains and losses, net of tax, are included in Accumulated Other Comprehensive Income (Loss) on the Balance Sheet.

Patents and Technology

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted in its entirety on May 22, 2003, we evaluate the carrying value of other intangible assets annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether or not an asset is impaired, we compare the fair value of the reporting unit to which the asset is assigned to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit to its carrying amount.

We performed our periodic review of our intangible assets for impairment as of December 31, 2005 and identified asset impairment as a result of the review of $1,906,373.

We purchased technology during the 2004 fiscal year for $218,000 and had filed for provisional patents covering the newly acquired technology. This technology showed no impairment during the fiscal year ended December 31, 2005.

As a result of change in technology in the third quarter ending September 30, 2006, we concluded that the technology is no longer functional, deemed inadequate to the needs of the business at this future time, and does not fit into our business plan as set out in relation to the requirements for a competitive margin needed for our targeted markets. We performed our periodic review of our intangible assets for impairment as of December 31, 2006 and identified asset impairment as a result of the review of approximately $218,000.

As a result, we withdrew two provisional patents through our patent attorneys, and recorded the impairment as shown in the chart below.

Through our own extensive research and development, we have developed our own proprietary process for producing hydrogen. We believe this process has improved hydrogen production significantly, with the added creation of valuable by-products. Since these by-products have a much higher value to weight ratio than the hydrogen itself, subsidization of the hydrogen’s selling price via the sale of this product will allow for this process to be more price competitive with current gasoline, diesel and hydrogen prices.

It is with this newly developed technology that we will continue our business strategy which may allow for the realization of better revenue opportunities to arise in the future. We will continue in the development and refinement of our hydrogen production systems.

Income Taxes

We account for our income taxes under the asset and liability method specified by SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the effective tax rates which will be in effect when these differences as expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more than likely than not that some portion or all of the deferred tax assets will not be realized.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided annually on a declining-basis over the estimated useful lives of the assets, except for current year additions on which ½ of the rates are applicable. The declining balance rates are as follows:
Automobile	30% declining balance
Computer hardware	30% declining balance
Computer software	100% declining balance
Equipment	20% declining balance
Telephone	30% declining balance
Office equipment	30% declining balance

Comprehensive Income

We adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of shareholders’ equity and in the balance sheet as a component of shareholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Stock Option Plans and Stock-Based Compensation

We apply the fair-value-based method of accounting prescribed by SFAS No. 123 (R), “Accounting for Stock-Based Compensation,” in accounting for its stock options granted to employees and stock granted to non-employees. As such, compensation expense for employees is recorded on the date of the grant, which vests immediately based on the fair market value of the stock and is expensed in the period in which the option was granted. Compensation cost for non-employees is recognized when services are received using the fair value of our equity instruments at those dates.

Earnings per Share

We compute net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share,” SEC Staff Accounting Bulletin No. 98 (“SAB 98”) and Emerging Issues Task Force No. 04-8 “The Effect of Contingently Convertible Instruments on Diluted EPS.” Under the provisions of SFAS 128 and SAB 98, basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) adjusted for interest expense and amortization of debt issuance costs associated with our Convertible Debentures by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares comprise shares issuable upon the exercise of stock options and convertible securities such as Convertible Debentures.

Foreign Currency Translation

We consider the functional currency to be the Canadian dollar and, accordingly, financial information is translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and average exchange rates during each reporting period for the results of operations.

Revenue Recognition

Revenues are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and, collection is reasonably assured. Upfront contract payments received from the sale of services not yet earned are initially recorded as deferred revenue on the balance sheet.

Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized over the contract term based on the percentage of services that are provided during the reporting period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the reporting period in which the loss first becomes apparent. Payment terms vary by contract.

Advertising

We expense the cost of advertising when incurred. Advertising expenses are included in general and administrative expenses in the consolidated statements of operations.

Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” (SFAS 158”) SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for our fiscal year ending September 30, 2007. We do not expect the adoption of SFAS 158 to have a material impact on our financial position, results of operation or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement.” ("SFAS 157") The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for fair value measurements and disclosures made by us in our fiscal year beginning on October 1, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our financial position, results of operation or cash flows.

In July 2006, the FASB issued FIN. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), (“FIN 48”) which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of FIN 48, but it is not expected to have a material impact on our financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140 (“SFAS No. 140”). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  We do not expect the adoption of SFAS 156 to have a material impact on our financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

FOR QUARTER ENDED JUNE 30, 2007,

COMPARED TO THE QUARTER ENDED JUNE 30, 2006

REVENUES

For the quarter ended June 30, 2007 and for the quarter ended June 30, 2006 we had no revenues. As a development stage company we are working diligently to progress our technology into realized revenue. We are continuing with our exploration of our dual phase business strategy that may allow for the realization of revenue opportunities sooner as we continue the development and refinement of our hydrogen production systems as well as our sales and marketing strategies.

OTHER INCOME

For the quarter ended June 30, 2007, we had no other income.

EXPENSES

We had total expenses of $335,468 and $877,898 in the quarter ended June 30, 2007 and 2006, respectively. Our expenses for the quarter ended June 30, 2007 and 2006 consisted of $48,898 and $329,945 in administrative expenses, respectively, $157,475 and $330,888 in consulting fees, $16,958 and $150,301 in professional fees, respectively, $100,744 and $49,513 for research and development, respectively, $0 and $50,386 for financing expense, respectively, and $11,394 and $17,251 in depreciation, respectively. During the quarter ended June 30, 2007, our expenses were 62% lower than in quarter ended June 30, 2006, mostly due to reduction in administrative expenses and consulting fees.

Administrative expenses decreased by $281,047 in the quarter ending June 30, 2007 as compared to the quarter ending June 30, 2006. The decreased is attributed to a one time bonus in the prior year’s period which did not recur in the current period nor do we anticipate incurring such bonus in the fiscal year 2007.

Consulting fee expenses decreased by $173,413 in the quarter ending June 30, 2007 as compared to the quarter ending June 30, 2006. The decrease is mainly attributed to the non issuance of stock options of $115,343 in the prior year’s quarter to our core consultants which we do not anticipate recurring such expense for the current fiscal year.

Professional fees decreased by $133,343 in the quarter ending June 30, 2007 as compared to the quarter ending June 30, 2006. The decrease is attributed to reduction in legal expenses which in the prior year was incurred due to patent filings and litigations which we do not anticipate incurring such level of expenses in fiscal year 2007.

Research and development expenses increased by $51,231 in the quarter ending June 30, 2007 as compared to the quarter ending June, 2006 as we continue on our course of action with testing and development of our hydrogen production systems as well as our valuable byproducts. We anticipate our research and development expenses to continue at the current levels for fiscal year 2007.

Over the next 12 months, we anticipate that our expenses will remain at same current levels as experienced in the quarter period ended June 30, 2007, however, decrease comparatively to fiscal year 2006. In the event significant financing is obtained, we would expect that expenses will only increase in proportion with the amount of funds received as a result of any such financing. We will continue as planned in the goals set for the continued development, sales and marketing of our hydrogen production system and sale of by-products.

NET LOSS

We had a net loss of $335,468 in the quarter ended June 30, 2007, compared with a net loss of $877,898 in the quarter ended June 30, 2006. The decrease of $542,430 in the net loss in the 2007 quarter compared to the 2006 quarter to aforementioned explanations. We believe that, for the fiscal year ending December 31, 2007, we will continue to incur losses at the rate experienced during the second quarter. In 2007, we believe we would only be able to slow our losses if we can create and sustain significant revenues from our hydrogen production system and byproducts.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net income (loss) of $(851,952) and $1,408,972 for the six months ended June 30, 2007 and 2006, respectively, and have an accumulated deficit of $29,990,358 at June 30, 2007. We had $21,146 in cash on hand as of June 30, 2007. Management may obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon our ultimately obtaining profitable operations. We may not be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

While the Company believes that it will have sufficient cash to meet its short-term capital requirements through the third and fourth quarter of 2007, there are no assurances that the Company will be able to raise sufficient funds to meet its long-term capital needs. Due to no cash generated from operations, we currently do not have internally generated cash sufficient to pay all of our incurred expenses and other liabilities. As a result, we are dependent on investor capital and loans to meet our expenses and obligations. Although investor funds have allowed us to meet our obligations in the recent past, there can be no assurances that our present methods of generating cash flow will be sufficient to meet future obligations. Historically, we have, from time to time, been able to raise additional capital, but there can be no assurances that we will be able to raise additional capital in this manner.

Net cash used in operating activities was $317,052 for the six month period ended June 30, 2007, compared with $154,990 for the six month period ended June 30, 2006. The net cash used for this period resulted mainly from consulting fees and liabilities to continue the ongoing movement towards our development, marketing and operations. The consulting fees were paid in shares of our common stock.

Net cash obtained from financing activities was $185,547 for the six month period ended June 30, 2007, compared with $234,421 for the six month period ended June 30, 2006. In the six month period ended June 30, 2007, we received advances from one of our directors.

Net cash used in investing activities for the six month period ended June 30, 2007 was $2,043, compared with net cash provided of $12,078 for the six months ended June 30, 2006. The net cash used for this period resulted primarily in purchases of new property and equipment.

On April 28, 2006, we sold 1,600,000 shares of common stock at a price of $0.10 per share, for a total of $160,000, to certain accredited investors.

On April 1, 2006 we entered into a lease agreement with Astris Energi, Inc. We will lease certain equipment to Astris over a 48 month period.

In March 2005, we entered into a convertible debenture agreement which is described below. The initial closing for $500,000 and its conversion features triggered the anti-dilution clause included in our private placement agreements with certain accredited investors. As such, an additional 2,811,429 shares of common stock will need to be issued to these investors. At June 30, 2006, 324,857 shares of common stock were issued with 2,486,572 shares remaining to be issued.

On March 2, 2005, we entered into a private placement with certain institutional accredited investors whereby these investors agreed to purchase up to $1,500,000 in Convertible Notes, with Class A Warrants to purchase a number of shares equal to the number of shares to which the Notes are convertible, at a price of $0.40 per share expiring in 3 years, Class B Warrants to purchase up to three times the amount of Notes purchased at the initial closing at an exercise price equal to 70% of the volume weighted average price for the five days preceding the closing ($0.2875 per share) exercisable until 90 days after a resale registration statement is declared effective, and Class C Warrants to purchase 400,000 shares at $0.40 per share and 600,000 shares at $1.00 per share, exercisable for 3 years from the date of the closing. The Notes were initially convertible into shares of our common stock at 70% of the average closing bid price for the 5 days preceding the notice to convert with an initial ceiling of $0.35 per share and floor of $0.15 per share. Under the terms of the Notes, the floor is no longer effective. The Notes carry an interest rate of 6%, payable quarterly in arrears in either cash or our stock, at our discretion.

As of June 30, 2006, we have received $500,000 in proceeds from the investors and have issued warrants to purchase a total of 8,054,674 shares of common stock. Of this total there were 2,563,668 Class A warrants, 5,291,005 Class B warrants and 200,000 Class C warrants issued, all of which have been converted to shares of common stock.

In January 2004, we entered into a private placement with institutional and accredited investors in which we sold a total of 5,500,000 shares of common stock at a price of $0.50 per share and warrants to purchase a total of 2,750,000 shares of common stock at an exercise price of $0.85 per share. The warrants have a three year term. We received gross proceeds of $2,750,000 from this transaction.

In November 2004, we cancelled 30,000,000 shares that were returned to us by AEC 1, Inc as part of an agreement that we divest certain non-core technology. Under the terms of the agreement, to return certain patents and technology to their original owner, we transferred these patents and technology to our parent company, AEC 1, Inc. In consideration for this transfer of the patents and technology, we received 30,000,000 of our own shares from AEC 1, Inc. which were subsequently cancelled.

Though these technologies possessed market potential, our final analysis concluded that their development required an extremely high outlay of capital and would produce only marginal profitability. Management therefore decided to divest and focus on its hydrogen production units. On November 1, 2004, we agreed to release these non-core technologies in order to facilitate and reacquire 30,000,000 shares of our common stock from AEC 1, Inc.

We held 1,000,000 shares of Astris Energi Inc. as of December 31, 2004, which comprised an ownership interest in Astris Energi of 2.65%. These shares were purchased for the sum of $300,000 at the value of $0.30 per share and adjusted as per market value for that period. We sold all 1,000,000 shares of the Astris Energi securities between September 1, 2005 and March 31, 2006, incurring a loss on the investment, which is reflected in the consolidated statements of cash flows.

During the fiscal quarter ended June 30, 2006, our contract with Astris Energi was amended and we received 800,000 restricted shares of common stock of Astris Energi Inc, $85,000 in cash and the rights to purchase 1,500,000 warrants at $0.19 for a period of three years. On the Over-The Counter Bulletin Board, the last reported sale price of Astris Energi’s common stock was $0.071 as of November 9, 2006.

While we believe that we will have sufficient cash to meet our short-term capital requirements, we may not be able to raise sufficient funds to meet long-term capital needs as management estimates that we will require several million dollars towards the end of fiscal year 2007 to continue towards the goals set forth in our business strategy as stated in our annual report on form 10-KSB for the fiscal year ended December 31, 2006. We may also seek alternative sources of financing, including from more conventional sources such as bank loans and credit lines, although no assurances in this regard can be made. Further, the availability of any future financing may not be on terms that are satisfactory to us.

From time to time, we may evaluate potential acquisitions involving complementary businesses, content, products or technologies. We have no present agreements or understanding with respect to any such acquisition. Our future capital requirements will depend on many factors, including growth of our business, the success of our operations, economic conditions and other factors including the results of future operations.

PLAN OF OPERATION

Over the next twelve months we will be working on the following initiatives:

Revenue Generation

We are currently in negotiations with BOM Brasil, a world-leader in castor oil production, to build a pilot plant supplying their company with hydrogen to fuel their hydrogenation process. Completion of a plant is expected to achieve a number of our objectives including testing and refining of our process technology, selling our hydrogen and requisite chemicals through BOM-related sales channels and/or through other possible distributors, and revenue generation by 2008. Upon the successful completion and operation of the BOM pilot plant, we plan to build fully-operational hydrogen and chemical plants at appropriate sites worldwide.

We are now working towards securing a five-year contract to supply BOM with on-site hydrogen at an extremely competitive price to what BOM is presently paying. We believe this will save BOM considerable expenses related to its cost of hydrogen, since it is currently trucked-in on a daily basis. We intend to design and build a hydrogen production facility on their site in Salvador, Brazil, which will produce a pre-determined volume of hydrogen, as mutually agreed upon by the contract. We expect to retain all rights to the by-product.

Contingent on securing a signed contract, we anticipate a contract with a reputable engineering firm in the designing and project management relating to the construction of this turn-key operation. We believe that the financing of the facility and equipment, together with the related capital requirements can be found on a project financing basis, and therefore we do not expect to be required to provide this funding. Assuming the completion of contractual requirements and project financing by August 1, 2007, we estimates a turn-key plant could be completed by June 1, 2008. We would expect revenues of hydrogen and by-product to commence thereafter.

Other revenue opportunities are being considered to supply hydrogen and by-products to a variety of industries and applications in traditional and emerging markets.

Research and Development

In addition to refining the hydrogen production process and developing new by-products, we expect to continue process optimization of current by-products with our principal technical team and external Labs. New research has been initiated by the University of Waterloo Co-op chemical engineering students to minimize raw material costs for the by-product processes, as well to identify the future development of innovative, hydrogen-yielding chemical reactions.

Over the next 12 months, we intend to continue with this business strategy which may allow for the realization of better revenue opportunities to arise in the future.

In order to accomplish and continue with these steps, management estimates that we will require up to seven million dollars towards the end of fiscal year ended 2007. As we do not have any current revenue, we believe these funds will come from loans from officers and private placements of our common stock.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 3. CONTROLS AND PROCEDURES.

Our management evaluated, with the participation of our Chief Executive Officer and our Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. There was no change in our internal control over financial reporting that occurred during the last fiscal quarter that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  On October 22, 2004, we instituted proceedings against Russell Rothman in the Ontario Superior Court of Justice (Case No. 04-CV-277760CM2). We are seeking the rescission of agreements between us and Mr. Rothman, return of shares paid to him, and the return of money paid. We had entered into an agreement with Mr. Rothman for the purchase of certain technology related to the production of hydrogen gas, for which he represented that he owned all right and title. On January 4, 2005 Rothman filed a countersuit against the Company in the Ontario Supreme Court of Justice for breach of contract in the amount of $2 billion and is asking for punitive damages in the amount of $10 million. On December 9, 2005, the Ontario Supreme Court of Justice ordered that Mr. Rothman’s pleadings be struck, that he issue new pleadings by January 9, 2006 and that he appear in court on February 9, 2006.

On January 9, 2006, Mr. Rothman substantially amended his claim, and is now seeking $12 million for breach of contract and punitive damages in the amount of $250,000. We continue to believe that the counterclaim has no merit and while it is too early to determine the outcome of such allegations, we intend to vigorously defend against Mr. Rothman’s counterclaim. This litigation has not progressed beyond the pleading stage and is ongoing as of May 7, 2007.

In 2002, the SEC brought suit against COI Solutions Inc., our predecessor company, and one of our former Chief Executive Officers, Robert Wilder, in the United States District Court for the Southern District of Florida. Subsequent to our acquisition of the assets of Alternate Energy Corporation in 2003 and complete management change, the SEC agreed to settle the litigation. We neither admitted nor denied the allegations of the SEC's complaint as part of the settlement. The settlement was entered by the District Court and included an injunction enjoining the company, its officers, and directors from violating securities laws in the future.

On February 17, 2005, the Court entered judgments of permanent injunction and other relief against defendants COI Solutions, Inc. and Mel Levine, a COI fundraiser, from violating Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. In addition to injunctive relief, the judgment against Mr. Levine provided for the imposition of a civil penalty. On March 30, 2005, the United States District Court for the Southern District of Florida entered a default judgment of permanent injunction against Robert Wilder. The Court found that Mr. Wilder violated Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5, thereunder. In addition to injunctive relief, the judgment provided for the imposition of a civil penalty to be paid by Mr. Wilder, which was set in the amount of $110,000 on June 30, 2005.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. Other than the litigation described above, we are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During April 2007, the Company issued 100,000 shares of common stock to a consultant for services valued at $5,800 or $0.058 per share.

The Company issued the securities in the referenced transactions in reliance on the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters or placement agents employed in connection with the transactions described in this Item 2.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, as filed August 1, 1997 (included as Exhibit 3.1 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).
3.2	Bylaws (included as Exhibit 3.2 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).
3.3	Articles of Amendment to the Articles of Incorporation, as filed August 23, 1997 (included as Exhibit 3.3 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).
3.4	Articles of Amendment to the Articles of Incorporation, as filed November 20, 1998 (included as Exhibit 3.4 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).
3.5	Articles of Amendment to the Articles of Incorporation, as filed May 16, 2003 (included as Exhibit 3.5 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).
4.1	2003 Stock Benefit Plan, dated July, 1, 2003 (included as Exhibit 4.1 to the Form S-8 filed July 23, 2003, and incorporated herein by reference).
4.2	Form of Class A Warrant (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).
4.3	Form of Class B Warrant (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).

Exhibit No.	Description of Exhibit
4.4	Form of Class C Warrant (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).
4.5	Subscription Agreement between the Company and various subscribers (included as Exhibit 10.1 to the Form SB-2/A filed September 14, 2005, and incorporated herein by reference).
4.6	Subscription Agreement between the Company and various subscribers (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).
10.1
Asset Purchase Agreement between the Company and AEC1, Inc., formerly known as Alternate Energy Corporation, dated February 20, 2003 (included as Exhibit 10.1 to the Form 8-K filed June 5, 2003, and incorporated herein by reference).

10.2	Form of Securities Purchase Agreement between the Company and various purchasers (included as Exhibit 10.1 to the Form 10-KSB filed March 16, 2004, and incorporated herein by reference).
10.3	Form of Registration Rights Agreement between the Company and various purchasers (included as Exhibit 10.2 to the Form 10-KSB filed March 16, 2004, and incorporated herein by reference).
10.4	Form of Common Stock Purchase Warrant between the Company and various purchasers (included as Exhibit 10.3 to the Form 10-KSB filed March 16, 2004, and incorporated herein by reference).
10.5	Securities Purchase Agreement between the Company and Feldman Weinstein, LLP (included as Exhibit 10.4 to the Form 10-KSB filed March 16, 2004, and incorporated herein by reference).
10.6	Form of Common Stock Purchase Warrant between the Company and various purchasers (included as Exhibit 10.5 to the Form 10-KSB filed March 16, 2004, and incorporated herein by reference).
10.7	Addendum to Securities Purchase Agreement between the Company and various purchasers (included as Exhibit 10.6 to the Form 10-KSB filed March 16, 2004, and incorporated herein by reference).
10.8	Addendum to Registration Rights Agreement between the Company and various purchasers (included as Exhibit 10.7 to the Form 10-KSB filed March 16, 2004, and incorporated herein by reference).
10.9
Letter of Engagement for Marketing Communications and Manufacturing Consulting Management Services between the Company and Velocity Product Solutions Inc., dated September 25, 2003 (included as Exhibit 10.8 to the Form 10-KSB filed March 16, 2004, and incorporated herein by reference).

10.10
Letter of Engagement for Expanded Executive Management Services among the Company, Corbee Dutchburn and Lyle Goodis, dated October 30, 2003 (included as Exhibit 10.9 to the Form 10-KSB filed March 16, 2004, and incorporated herein by reference).

10.11
Addendum to October 30, 2003 Letter of Engagement for Expanded Executive Management Services among the Company, Corbee Dutchburn, and Lyle Goodis, dated December 5, 2003 (included as Exhibit 10.10 to the Form 10-KSB filed March 16, 2004, and incorporated herein by reference).

10.12	Funds Escrow Agreement between the Company and various subscribers (included as Exhibit 10.10 to the Form SB-2/A filed September 14, 2005, and incorporated herein by reference).
10.13	Security Agreement between the Company and Blaine Froats, dated January 1, 2005 (included as Exhibit 10.12 to the Form SB/2-A filed January 19, 2006, and incorporated herein by reference).
14.1	Corporate Code of Ethics (included as Exhibit 14 to From 10-KSB filed March 16, 2004, and incorporated herein by reference).
21.1	Subsidiaries of the registrant (filed herewith).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alternate Energy Corp.

Date: September 21, 2007	By:	/s/ Blaine Froats
Blaine Froats Chief Executive Officer

Alternate Energy Corp.

Date: September 21, 2007	By:	/s/ Jack Wasserman
Jack Wasserman Treasurer and Principal Accounting Officer